Form 10QSB
period 2005-06-30
Juniper Partners Acquisition Corp.
filed 2005-08-24
CIK 1318862

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005
                                    -------------

|_|  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

                        Commission File Number 000-51240
                                               ---------

                       Juniper Partners Acquisition Corp.
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                          20-2278320
           --------                                          ----------
(State or other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

            56 West 45th Street, Suite 805, New York, New York 10036
            --------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (212) 398-3112
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |_| No
|X|

       As of August 24, 532,100 shares of common stock, par value $.0001 per share, and 2,875,000 shares of Class B common stock, par value $.0001 per share, were issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
                                                                            ----
Part I:  Financial Information:

       Item 1 - Financial Statements (Unaudited):

          Balance Sheet                                                        3

          Statements of Operations                                             4

          Statements of Stockholders' Equity                                   5

          Statement of Cash Flows                                              6

          Notes to Unaudited Financial Statements                              7

       Item 2 - Management's Discussion and Analysis or Plan of Operation     12

       Item 3 - Controls and Procedures                                       13

Part II.  Other Information

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   14

       Item 6 - Exhibits                                                      14

Signatures

                                        2

                       JUNIPER PARTNERS ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET

                                 JUNE 30, 2005
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $   43,845

DEFERRED REGISTRATION COSTS (Note 5)                               241,205
                                                                ----------
  TOTAL ASSETS                                                  $  285,050
                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to affiliate (Note 4)                            $   81,250
  Accrued registration costs                                       123,250
  Accrued expenses                                                   7,250
                                                                ----------
    Total current liabilities                                      211,750
                                                                ----------

COMMITMENT (Note 7)

STOCKHOLDERS' EQUITY (Notes 8, 9 and 10):
  Preferred stock, par value $.0001 per share,
    5,000 shares authorized, 0 shares issued                          -
  Common stock, par value $.0001 per share,
    20,000,000 shares authorized, 100 shares
    issued and outstanding                                            -
  Common stock, Class B, par value $.0001 per share,
    5,000,000 shares authorized, 0 shares issued                      -
  Additional paid-in-capital                                        81,750
  Deficit accumulated in the development stage                      (8,450)
                                                                ----------
    TOTAL STOCKHOLDERS' EQUITY                                      73,300
                                                                ----------

    TOTAL                                                       $  285,050
                                                                ==========

                  See Notes to Unaudited Financial Statements

                       JUNIPER PARTNERS ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                            Statements of Operations
                                   (UNAUDITED)



                                                                        For the three          From inception
                                                                         months ended         (February 3, 2005)
                                                                        June 30, 2005          to June 30, 2005
                                                                       ---------------       --------------------

REVENUE                                                                   $    -                  $     -

OPERATING EXPENSES:
  Formation and operating costs                                                2,250                  8,450
                                                                          ----------              ---------

LOSS BEFORE PROVISION FOR INCOME TAXES                                        (2,250)                (8,450)

PROVISION FOR INCOME TAXES (Note 6)                                            -                      -
                                                                          ----------              ---------

NET LOSS FOR THE PERIOD                                                   $   (2,250)             $  (8,450)
                                                                          ==========              =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted                 100                    100
                                                                          ==========              =========

NET LOSS PER SHARE, basic and diluted                                     $   (22.50)             $  (84.50)
                                                                          ==========              =========


                  See Notes to Unaudited Financial Statements

                       JUNIPER PARTNERS ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        STATEMENT OF STOCKHOLDERS' EQUITY

               FROM INCEPTION (FEBRUARY 3, 2005) TO JUNE 30, 2005
                                   (UNAUDITED)



                                                                                                         Deficit
                                                             Common Stock          Additional         accumulated in
                                                          ------------------         Paid-In         the development
                                                          Shares       Amount        Capital              stage          Total
                                                          ------       ------      ----------        ---------------     -----

BALANCE, February 3, 2005 (inception)                        -          $ -        $       -            $       -     $       -

ISSUANCE OF COMMON STOCK TO INITIAL STOCKHOLDERS            100           -              500                    -           500

ISSUANCE OF 1,625,000 WARRANTS AT $0.05 PER WARRANT          -            -           81,250                    -        81,250

NET LOSS FOR THE PERIOD                                      -            -              -                 (8,450)       (8,450)
                                                          -----       -----        ---------            ----------    ----------
BALANCE, June 30, 2005                                      100         $ -        $  81,750            $  (8,450)    $  73,300
                                                          =====       =====        =========            ==========    ==========


                   See Notes to Unaudited Financial Statements

                       JUNIPER PARTNERS ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                             Statement of Cash Flows

               FROM INCEPTION (FEBRUARY 3, 2005) TO JUNE 30, 2005
                                   (UNAUDITED)

OPERATING ACTIVITIES
  Net loss for the period                                             $  (8,450)
  Change in operating liability:
   Increase in accrued expenses                                           7,250
                                                                      ----------
NET CASH USED IN OPERATING ACTIVITIES                                    (1,200)
                                                                      ----------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock to initial stockholders            500
  Proceeds from issuance of warrants                                     81,250
  Proceeds from note payable to affiliate                                81,250
  Deferred registration costs                                          (117,955)
                                                                      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                45,045
                                                                      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                43,845

CASH AND CASH EQUIVALENTS
  Beginning of period                                                       -
                                                                      ----------
  End of period                                                       $  43,845
                                                                      ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Accrued registration costs                                          $  123,250
                                                                      ==========

                   See Notes to Unaudited Financial Statements

                       JUNIPER PARTNERS ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of
America for interim financial information and with the instructions for Form
10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the
Juniper Partners Acquisition Corp. ("the "Company") Current Report on Form 8-K
filed on July 20, 2005.

In the opinion of management, all adjustments (consisting of normal accruals)
have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on February 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.
All activity from inception (February 3, 2005) through June 30, 2005 relates to the Company's formation and capital raising activities. The Company has selected
December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

The registration statement for the Company's initial public offering
("Offering") was declared effective July 13, 2005. On July 20, 2005, the Company consummated the Offering of 250,000 Series A Units (the "Series A Units" or a
"Series A Unit") and 1,250,000 Series B Units (the "Series B Units" or a "Series
B Unit"). On July 29, 2005, the Company sold an additional 16,000 Series A Units and 187,500 Series B Units pursuant to the over-allotment option (see Note 10 for further information on the Offering). Each Series A Unit consists of two shares of the Company's common stock, five Class W Redeemable Warrants (a "Class
W Warrant"), and five Class Z Redeemable Warrants (a "Class Z Warrant"). Each
Series B unit consists of two shares of the Company's Class B common stock, one
Class W Warrant, and one Class Z Warrant. The Company's management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of such Offering are intended to be applied generally toward consummating a merger with or acquisition of an operating business (a "Business Combination"). Pending such a Business
Combination, substantially all of the proceeds of any initial public offering will be held in trust ("Trust Fund") to be returned to the holders of Class B common stock if a Business Combination is not contracted in 12 months, or consummated in 18 months, subsequent to the initial public offering (the "Target
Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

                       JUNIPER PARTNERS ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion
Right"). In the event that holders of a majority of the outstanding shares of
Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any
Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

NET LOSS PER SHARE - Net loss per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase 1,625,000 shares of common stock is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the three months ended June 30, 2005 and for the period from inception (February
3, 2005) through June 30, 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at June 30,
2005.

USE OF ESTIMATES - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

                       JUNIPER PARTNERS ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS - The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - NOTE PAYABLE TO AFFILIATE

In February 2005, the Company issued a $81,250 non-interest bearing, unsecured note payable to an affiliate of its stockholder. This note was repaid in full on
July 21, 2005 from the proceeds of the Offering.

NOTE 5 - DEFERRED REGISTRATION COSTS

As of June 30, 2005, the Company has incurred deferred registration costs of
$241,205 relating to expenses incurred in connection to the Offering. All deferred registration costs were charged to equity upon the consummation of the
Offering.

NOTE 6 - INCOME TAXES
Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Significant components of the Company's future tax assets are as follows:

         Tax effect of the operating loss carryforward        $ 3,300
         Other deferred tax assets                                500
         Less valuation allowance                              (3,800)
                                                              --------
         Totals                                               $    -
                                                              --------

Management has recorded a full valuation allowance against its deferred tax assets because it believes it is not more likely than not that sufficient taxable income will be realized during the carry-forward period to utilize the deferred tax asset. Realization of the future tax benefits is dependent upon many factors, including the Company's ability to generate taxable income within the loss carry-forward period, which runs through 2025.

NOTE 7 - COMMITMENT

The Company has agreed to pay an affiliate of a stockholder, $7,500 per month, commencing on July 13, 2005, for general and administrative services including office space, utilities and administrative support.

NOTE 8 - PREFERRED STOCK

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

                       JUNIPER PARTNERS ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In February 2005, the Company issued Class W warrants to purchase 812,500 shares of the Company's common stock, and Class Z warrants to purchase 812,500 shares of the Company's common stock, for an aggregate purchase price of $81,250, or
$0.05 per warrant.

Except as set forth below, the Class W warrants entitle the holder to purchase shares at $5.00 subject to adjustment in certain circumstances for a period commencing on the later of: (a) completion of the Business Combination and (b)
July 13, 2006, and ending July 12, 2010.

Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 subject to adjustment in certain circumstances for a period commencing on the later of: (a) completion of the Business Combination and (b)
July 13, 2006, and ending July 12, 2012.

The Class W warrants and Class Z warrants outstanding prior to the Offering, all of which were held by the Company's initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such securityholders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC
("HCFP"), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W
Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

Upon closing of the Offering, the Company issued an option (the "Underwriter's
Purchase Option" or "UPO"), for $100, to HCFP to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 62,500 Series B units at an exercise price of $16.665 per unit. The UPO is exercisable commencing on the later of (a) the completion of the Business Combination and
(b) July 13, 2006, and expires on July 12, 2010.The Company intends to account for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of the UPO is approximately $220,000 using a Black-Scholes option-pricing model. The fair value of the UPO granted is estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.89% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The
Class W warrants and Class Z warrants underlying the Series A units and Series B units within the UPO will be exercisable at $5.50 per share.

NOTE 10 - SUBSEQUENT EVENTS

The Company consummated its initial public offering on July 20, 2005 and sold to the public 250,000 Series A Units and 1,250,000 Series B Units at a price of
$10.50 and $10.10 per unit, respectively, generating gross proceeds of
$15,250,000. On July 29, 2005, the Company sold an additional 16,000 Series A
Units and 187,500 Series B Units pursuant to the over-allotment option raising additional gross proceeds of $2,061,750. Total net proceeds from the Offering totaled $15,556,810, after deducting $1,754,940 in underwriting and other expenses.

                       JUNIPER PARTNERS ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company also sold to HCFP, as representative for the underwriters, for $100, the UPO to purchase up to a total of 12,500 additional Series A Units and/or
62,500 additional Series B Units (See Note 9). The Series A Units and Series B
Units issuable upon exercise of the UPO are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share (110% of the exercise price of the warrants included in the units sold to the public) and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the
Company's Unaudited Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange
Commission.

PLAN OF OPERATIONS

         We were formed on February 3, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         For the period from February 3, 2005 (inception) through June 30, 2005, we had a net loss of $8,450, attributable to organization and formation expenses.

         We consummated our initial public offering of 250,000 Series A units and 1,250,000 Series B units on July 20, 2005. On July 29, 2005, we consummated the closing of an additional 16,000 Series A Units and 187,500 Series B Units that were subject to the over-allotment option. Proceeds from our initial public offering were $15,556,810, net of underwriting and other expenses of $1,754,940, of which $14,518,750 was deposited into the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Fund to operate through January 13, 2007, assuming that a business combination is not consummated during that time. From July 13, 2005 through
January 13, 2007, we anticipate approximately $135,000 for the administrative fee payable to an affiliate of a stockholder ($7,500 per month), $500,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $353,060 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $350,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.
We would only consummate such a financing simultaneously with the consummation of a business combination.

         Commencing on July 13, 2005 and ending upon the acquisition of a target business, we began incurring a fee from Hidden Treasures, Inc., an affiliate of
Stuart Rekant, our chairman of the board and chief executive officer, and Paul
Kramer, a member of our Board of Directors, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in February 2005, the Company issued a $81,250 non-interest bearing, unsecured note payable to Hidden Treasures, Inc. The note was repaid in full on July 21,
2005 from the proceeds of the offering.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On July 20, 2005, we consummated our initial public offering of 250,000
Series A units, with each Series A unit consisting of two shares of our common stock, five Class W warrants and five Class Z warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share, and 1,250,000
Series B units, with each Series B unit consisting of two shares of our Class B common stock, one Class W warrant and one Class Z warrant. On July 29, 2005, we closed on an additional 16,000 Series A units and 187,500 Series B units that were subject to the over-allotment option. The Series A Units were sold at an offering price of $10.50 per Series A Unit and the Series B Units were sold at an offering price of $10.10 per Series B Unit, generating total gross proceeds of $17,311,750. HCFP/Brenner Securities LLC acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-123050). The Securities and Exchange Commission
declared the registration statement effective on July 13, 2005.

         We paid a total of $1,364,323 in underwriting discounts and commissions, and approximately $390,617 has been or will be paid for costs and expenses related to the offering.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $15,556,810, of which $14,518,750 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

         For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6:  EXHIBITS

         (a) Exhibits:

         31.1 - Section 302 Certification by CEO
         31.2 - Section 302 Certification by CFO
         32.1 - Section 906 Certification by CEO
         32.2 - Section 906 Certification by CFO

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                JUNIPER PARTNERS
                                ACQUISITION CORP.

Dated: August 24, 2005
                                /s/ Stuart B. Rekant
                                --------------------
                                Stuart B. Rekant
                                Chairman of the Board and Chief Executive
                                Officer

                                /s/ Robert B. Becker
                                --------------------
                                Robert B. Becker
                                Chief Financial Officer, Treasurer and Secretary

