Form 10QSB
period 2005-09-30
Juniper Partners Acquisition Corp.
filed 2005-11-15
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2005

    Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from                          to

Commission File Number 000-51240

Juniper Partners Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2278320
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

56 West 45th Street, Suite 805, New York, New York 10036
(Address of Principal Executive Office)

(212) 398-3112
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No

As of November 14, 2005, 548,100 shares of common stock, par value $.0001 per share, and 2,875,000 shares of Class B common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):            Yes         No

1

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Balance Sheet

September 30, 2005
(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,072,877
U.S. Government Securities held in Trust Fund (Note 1)	14,616,334
Prepaid expenses	79,465
Total current assets	15,768,676
Total assets	$15,768,676
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued registration costs	$65,172
Accounts payable and accrued expenses	31,675
Total current liabilities	96,847

Common stock, subject to possible conversion, 574,713 shares at conversion value	2,921,805

Commitment (Note 6)

Stockholders' Equity (Note 7 and 8):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 548,100 shares issued and outstanding	55
Common stock, Class B, par value $.0001 per share, 5,000,000 shares authorized, 2,875,000 shares issued and outstanding (which includes 574,713 shares subject to possible conversion)	288
Additional paid-in-capital	12,763,525
Deficit accumulated in the development stage	(13,142)
Accumulated other comprehensive loss	(702)

Total stockholders' equity	12,750,024

Total liabilities and stockholders' equity	$15,768,676

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Statements of Operations
(Unaudited)

	For the three months ended September 30, 2005	From inception (February 3, 2005) to September 30, 2005
Revenue	$—	$—
Operating expenses:
General and administrative expenses (Note 6)	105,364	113,813
Loss from operations	(105,364)	(113,813)
Interest income	100,671	100,671
Loss before provision for income taxes	(4,693)	(13,142)
Provision for income taxes (Note 5)	—	—
Net loss	(4,693)	(13,142)
Accretion of Trust Fund relating to class B common stock subject to possible conversion	(19,507)	(19,507)
Net loss attributable to other class B stockholders and common stockholders	$(24,200)	$(32,649)
Weighted average number of shares outstanding, basic and diluted	2,669,926	1,023,533
Net loss per share, basic and diluted	$(0.01)	$(0.03)

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Stockholders' Equity

From inception (February 3, 2005) to September 30, 2005
(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Deficit accumulated in the development stage	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balance, February 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders	100	—	—	—	500	—	—	500
Issuance of 1,625,000 Warrants at $0.05 Per Warrant	—	—	—	—	81,250	—	—	81,250
Sale of 274,000 Series A units and 1,437,500 Series B units and underwriter's unit purchase option through public offering, net of underwriter's discount and offering expenses (inc ludes 574,713 shares of common stock, Class B subject to possible convers ion) (Note 2)	548,000	55	2,875,000	288	12,701,282	—	—	12,701,625
Accretion of Trust Fund relating to class B common stock subject to possible conversion	—	—	—	—	(19,507)	—	—	(19,507)
Net Loss for the period	—	—	—	—	—	(13,142)	—	(13,142)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	—	(702)	(702)
Comprehensive income								(13,844)
Balance, September 30, 2005	548,100	$55	2,875,000	$288	$12,763,525	$(13,142)	$(702)	$12,750,024

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Cash Flows
From inception (February 3, 2005) to September 30, 2005
(Unaudited)

OPERATING ACTIVITIES
Net loss for the period	$(13,142)
Amortization of discount on U.S. Government Securities held in Trust Fund	(98,286)
Changes in operating asset and liabilities:
Increase in prepaid expenses	(79,465)
Increase in accounts payable and accrued expenses	31,675
Net cash used in operating activities	(159,218)
INVESTING ACTIVITIES
Purchases of U.S. Government Securites held in Trust Fund	(14,518,750)
Net cash used in investing activities	(14,518,750)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	500
Proceeds from issuance of warrants	81,250
Proceeds from note payable to affiliate	81,250
Repayment of note payable to affiliate	(81,250)
Proceeds from issuance of underwriter's unit purchase option	100
Registration costs	65,172
Net proceeds from sale of units through public offering	15,603,823
Net cash provided by financing activities	15,750,845
Net increase in cash and cash equivalents	1,072,877
Cash and Cash Equivalents
Beginning of period	—
End of period	$1,072,877
Supplemental disclosure of non-cash activity:
Accretion of Trust Fund relating to class B common stock subject to possible conversion	$19,507

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Juniper Partners Acquisition Corp. (the "Company") was incorporated in Delaware on February 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

The registration statement for the Company's initial public offering ("Offering") was declared effective July 13, 2005. On July 20, 2005, the Company consummated the Offering of 250,000 Series A Units ("Series A Units") and 1,250,000 Series B Units ("Series B Units"). On July 29, 2005, the Company consummated the closing of an additional 16,000 Series A Units and 187,500 Series B Units which were subject to the over-allotment option. On August 26, 2005, the Company consummated the further closing of an additional 8,000 Series A Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $15.6 million. Of this amount, $14,518,750 was placed in trust. The Company's management has broad authority with respect to the application of the proceeds of such Offering although substantially all of the proceeds of such offering are intended to be applied generally toward consummating a merger with or acquisition of an operating business (a "Business Combination"). Pending such a Business Combination, substantially all of the proceeds of the Offering are required to be held in trust ("Trust Fund") to be returned to the holders of Class B common stock if a Business Combination is not contracted in 12 months, or consummated in 18 months, subsequent to the initial public offering (the "Target Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). In this respect, $2,921,805 has been classified as common stock subject to possible conversion at September 30, 2005. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 2 – OFFERING

In its initial public offering, effective July 13, 2005, the Company sold to the public an aggregate of 274,000 Series A Units and 1,437,500 Series B Units at a price of $10.50 and $10.10 per unit, respectively. Proceeds from the initial public offering, totaled approximately $15.6 million, which was net of $1,791,927 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company's common stock, five Class W Redeemable Warrants (a "Class W Warrant"), and five Class Z Redeemable Warrants (a "Class Z Warrant"). Each Series B unit consists of two shares of the Company's Class B common stock, one Class W Warrant, and one Class Z Warrant.

Both the Company's common stock and Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, the Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares.

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 13, 2006 or (b) the earlier of the completion of a business combination with a target business, or the distribution of the Trust Fund to the Class B stockholders.

The Class W Warrants will expire on July 13, 2010 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 13, 2006 or (b) the earlier of the completion of a business combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class Z Warrants will expire on July 13, 2012 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC ("HCFP"), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

The Company has also sold to HCFP, as representative for the underwriters, for $100, an option (the "Underwriter's Purchase Option" or "UPO") to purchase up to a total of 12,500 additional Series A Units and/or 62,500 additional Series B Units (See Note 8). The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share (110% of the exercise price of the warrants included in the units sold to the public) and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) July 13, 2006 or (b) the completion of a Business Combination with a target business, and expires on July 12, 2010.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (February 3, 2005) to July 20, 2005 included in the Company's Form 8-K filed on July 20, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (primarily only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents – Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Loss Per Share – Net loss per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the three months ended September 30, 2005 and for the period from inception (February 3, 2005) through September 30, 2005.

Fair Value of Financial Instruments – The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at September 30, 2005.

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes – Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements – The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – NOTE PAYABLE TO AFFILIATE

In February 2005, the Company issued a $81,250 non-interest bearing, unsecured note payable to an affiliate of its stockholder. This note was repaid in full on July 21, 2005 from the proceeds of the Offering.

NOTE 5 – INCOME TAXES

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

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

Significant components of the Company's future tax assets are as follows:

Tax effect of the operating loss carryforward	$5,000
Other deferred tax assets	500
Less valuation allowance	(5,500)
Net deferred tax assets	$—

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

NOTE 6 – COMMITMENTS

The Company pays an affiliate of a stockholder, $7,500 per month, commencing on the effective date of the Offering, for office, secretarial and administrative services. For the three months ended September 30, 2005 and for the period from inception (February 3, 2005) to September 30, 2005 the Company paid $22,500 for such services.

HCFP has been engaged by the Company to act as the Company's non-exclusive investment banker in connection with a proposed Business Combination (Note 1). For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company is obligated to pay HCFP a cash transaction fee equal to 5% of the first $5 million of Total Consideration, as defined in the Underwriting Agreement, and 4% of Total Consideration paid over $5 million, with a maximum fee to be paid of $400,000.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 8 – WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In February 2005, the Company issued Class W warrants to purchase 812,500 shares of the Company's common stock, and Class Z warrants to purchase 812,500 shares of the Company's common stock, for an aggregate purchase price of $81,250, or $0.05 per warrant.

Except as set forth below, the Class W warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) July 13, 2006, and ending July 12, 2010.

Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) July 13, 2006, and ending July 12, 2012.

The Class W warrants and Class Z warrants outstanding prior to the Offering, all of which are held by the Company's initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such initial securityholders or their affiliates.

The Company has issued an option, for $100, to HCFP/Brenner Securities LLC, the representative of the underwriters in the public offering, to purchase up to 12,500 Series A units at an

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

exercise price of $17.325 per unit and/or up to 62,500 Series B units at an exercise price of $16.665 per unit. The Series A Units and Series B Units underlying the UPO will be exercisable in whole or in part solely at HCFP's discretion., commencing on the later (i) July 13, 2006 and (ii) the consummation of a Business Combination and expire on July 12, 2010. The fair value of the option, inclusive of the receipt of the $100 cash payment, has been accounted as an expense of the public offering resulting in a charge directly to stockholders' equity. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. Each of the Series A Units and Series B Units are identical to the Series A Units and Series B Units sold in the Offering, except that the exercise price of the Class W Warrants and Class Z Warrants underlying the Series A Units and Series B Units shall only be exercisable until July 12, 2010.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Unaudited Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

Net loss for the three months ended September 30, 2005 of $4,693 consisted of interest income on the Trust Fund investment of $98,286 and interest on cash and cash equivalents of $2,385, offset by general and administrative expenses of $105,364, which includes $19,000 related to Delaware Franchise tax and $22,500 related to an administrative services agreement with an affiliate of a stockholder.

Net loss for the period from February 3, 2005 (inception) through September 30, 2005 of $13,142 consisted of interest income on the Trust Fund investment of $98,286 and interest on cash and cash equivalents of 2,385, offset by general and administrative expenses of $113,813, which includes $19,000 related to Delaware Franchise tax and $22,500 related to an administrative services agreement with an affiliate of a stockholder.

We consummated our initial public offering of 250,000 Series A units and 1,250,000 Series B units on July 20, 2005. On July 29, 2005, we consummated the closing of an additional 16,000 Series A Units and 187,500 Series B Units that were subject to the over-allotment option. On August 26, 2005, we consummated the closing of an additional 8,000 Series A Units that were subject to the over-allotment option. Proceeds from our initial public offering were $15,603,823, net of underwriting and other expenses of $1,791,927, of which $14,518,750 was deposited into the Trust Fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Fund to operate through January 13, 2007, assuming that a business combination is not consummated during that time. From July 13, 2005 through January 13, 2007, we anticipate approximately $135,000 for the administrative fee payable to an affiliate of a stockholder ($7,500 per month), $500,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $350,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $85,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3.    CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2005, we consummated our initial public offering of 250,000 Series A units, with each Series A unit consisting of two shares of our common stock, five Class W warrants and five Class Z warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share, and 1,250,000 Series B units, with each Series B unit consisting of two shares of our Class B common stock, one Class W warrant and one Class Z warrant. On July 29, 2005, we closed on an additional 16,000 Series A units and 187,500 Series B units that were subject to the over-allotment option. On August 26, 2005, we consummated the closing of an additional 8,000 Series A Units that were subject to the over-allotment option. The Series A Units were sold at an offering price of $10.50 per Series A Unit and the Series B Units were sold at an offering price of $10.10 per Series B Unit, generating total gross proceeds of $17,395,750. HCFP/Brenner Securities LLC acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-123050). The Securities and Exchange Commission declared the registration statement effective on July 13, 2005.

We paid a total of $1,726,755 in underwriting discounts and commissions, and approximately $65,172 will be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $15,603,823 of which $14,518,750 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6:    EXHIBITS

(a)	Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 302 Certification by CFO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNIPER PARTNERS ACQUISITION CORP.

Dated: November 14, 2005

/s/ Stuart B. Rekant
Stuart B. Rekant Chairman of the Board and Chief Executive Officer
/s/ Robert B. Becker
Robert B. Becker Chief Financial Officer, Treasurer and Secretary