Form 10KSB
period 2005-12-31
Juniper Partners Acquisition Corp.
filed 2006-03-30
CIK 1318862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-51240

JUNIPER PARTNERS ACQUISITION CORP.

(Name of Small Business Issuer in Its Charter)

Delaware	20-2278320
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)
56 West 45th Street, Suite 805, New York, New York	10036
(Address of principal executive offices)	(zip code)

(212) 398-3112

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Series A Units consisting of two shares of Common Stock, par value $.0001 per share, five Class W Warrants each to purchase one share of Common Stock and two Class Z Warrants each to purchase one share of Common Stock
Series B Units consisting of two shares of Class B Common Stock, par value $.0001 per share, one Class W Warrant and one Class Z Warrant
Common Stock, $.0001 par value per share
Class B Common Stock, $.0001 par value per share
Class W Warrants to purchase shares of Common Stock
Class Z Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes     No

Issuer’s revenues for the fiscal year ended December 31, 2005 were $0.

As of March 27, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1,835,800.

As of March 30, 2006, there were 548,100 shares of common stock, par value $.0001 per share, and 2,875,000 shares of Class B common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Juniper Partners Acquisition Corp. is a blank check company formed on February 3, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry. Nevertheless, we are initially focusing on the media and entertainment industry.

On July 20, 2005, we consummated our initial public offering of 250,000 Series A units, with each Series A unit consisting of two shares of our common stock, five Class W warrants and five Class Z warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share, and 1,250,000 Series B units, with each Series B unit consisting of two shares of our Class B common stock, one Class W warrant and one Class Z warrant. On July 29, 2005, we closed on an additional 16,000 Series A units and 187,500 Series B units that were subject to the over-allotment option and on August 26, 2005, we closed on an additional 8,000 Series A Units that were subject to the over-allotment option. The Series A units were sold at an offering price of $10.50 per Series A unit and the Series B units were sold at an offering price of $10.10 per Series B unit, generating total gross proceeds of $17,395,750. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $15,603,823 of which $14,518,750 was deposited into the trust account and the remaining proceeds ($1,085,073) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, net cash used to pay general and administrative expenses was $227,720. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $14,746,925 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

The media and entertainment industry

The media and entertainment industry encompasses companies which create, produce, deliver, distribute, market, exhibit and/or sell entertainment and media services and content. Media services and content companies include a wide range of businesses with intellectual property and copyright related assets. Examples of segments of the media and entertainment industry include, but are not limited to:

•	Film and television production, distribution and exhibition: companies that originate, acquire and or market audio visual and film products such as video publishers, television syndicators, and theatrical distributors;

•	DVD and video production, distribution and sales: companies that originate, acquire and/or market programs on disc or tape to consumers through retail stores, catalogs, and on-line outlets;

•	Internet content and delivery services: companies that provide on-line programming and/or distribution capability to consumers such as the downloading of music, film and television programming to computers and other devices;

•	Advertiser-supported businesses: companies whose principal source of revenue is through media sales or sponsorships such as radio syndicators, advertising agencies, and media buyers and sellers;

•	Television and radio broadcasting: companies that directly or indirectly operate in the broadcasting arena such as local television and radio stations, and programmers whose content is distributed over such stations;

•	Magazine and book publishing: companies that originate, acquire and/or market printed materials through various means to trade and consumer accounts such as magazine and book publishers, catalog and newsletter organizations;

•	Audio production, distribution and sales: companies that originate, acquire and/or market sound recordings to businesses and consumers such as books on tape publishers, or record music organizations; and

•	Educational production, distribution and sales: companies that originate, acquire and/or market educational materials to schools, businesses and consumers such as distant learning firms, textbook publishers, and continuing professional education organizations.

While we believe that there are numerous business opportunities in almost all segments of the media and entertainment industry, we are initially concentrating on businesses in the nonfiction programming and distribution marketplace as our management has its extensive relationships and significant expertise in this segment of the media and entertainment industry.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our initial securityholders, including our officers and directors (collectively, our ‘‘Founders’’), as well as their affiliates, may also bring to our attention target business candidates. We have engaged certain professional firms that specialize in business acquisitions to assist us in our search for a target business and we may be required to pay such firms finder’s fees or other compensation. In no event, however, will we pay any of our Founders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business with a fair market value of at least 80% of our net assets at the time of the business combination, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	the value and extent of its content library;

•	competitive position;

•	barriers to entry into other industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, in addition to the above factors, on any other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. To this end, we may seek to raise additional funds through the sale of our securities or through loan arrangements if such funds are required to consummate such a business combination, although we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions. If we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for Class B stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our Class B stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our Class B stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

We will not proceed with a business combination if the holders of a majority of the then outstanding shares of Class B common stock present at the meeting to approve the business combination fail to vote in favor of such business combination or if stockholders owning 20% or more of the outstanding shares of Class B common stock both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of our Class B common stock the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The holders of our common stock will not be entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of shares of Class B common stock. As of December 31, 2005, the per-share conversion price would have been $5.13. An eligible Class B stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the Class B stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to Class B stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if Class B stockholders owning 20% or more of the Class B shares outstanding both vote against the business combination and exercise their conversion rights. Any Class B stockholder who converts his, her or its stock into his, her or its share of the trust fund still has the right to exercise the Class W and Class Z warrants that he, she or it received as part of the Series B units.

Liquidation if no business combination

If we do not complete a business combination by July 20, 2006, or by January 20, 2007 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of Class B common stock, in proportion to the number of Class B shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. There will be no distribution from the trust fund with respect to our Class W and Class Z warrants.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to July 20, 2006, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by January 20, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our Class B stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been $5.13. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our Class B stockholders. Stuart B. Rekant, our chairman of the board and chief executive officer, and Robert Becker, our chief financial officer, treasurer and secretary, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or for products sold to us to the extent they have claims against the funds in our trust account.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek Class B stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of Class B common stock held by our Class B stockholders if such holders both vote against the business combination and also seek conversion of their shares may reduce the resources available to us for a business combination; and

•	our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by Class B stockholders will be less than $5.13 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our Class B common stock. We cannot assure you that the per-share distribution from the trust fund will not be less than the $5.13 per share held in trust as of December 31, 2005 due to claims of creditors. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust, Stuart B. Rekant, our chairman of the board and chief executive officer, and Robert Becker, our chief financial officer, treasurer and secretary, have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

Since we are not limited to any particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry in, or business, which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, 5,000,000 shares of Class B common stock, par value $.0001 per share, and 5,000 shares of preferred stock, par value $.0001 per share. We currently have 8,811,900 and 2,000,000 authorized but unissued shares of our common stock and Class B common stock, respectively, available for issuance (after appropriate reservation for the issuance of shares upon conversion of the Class B common stock and upon full exercise of our outstanding Class W warrants, Class Z warrants and the purchase option issued in connection with our initial public offering) and all of the 5,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Because our officers and directors allocate their time to other businesses, it could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Some of our officers and directors may in the future become affiliated with entities, including other ‘‘blank check’’ companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own securities of ours which will not participate in the distribution of the trust fund or liquidation distributions. This may cause them to have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

The common stock, Class W warrants and Class Z warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

As of December 31, 2005, we had $14,746,925 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several closely related operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, each such seller will need to agree that the purchase of its business is contingent upon simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. If we were to consummate a business combination with several operating businesses, we could also face additional risks, including burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our Class B stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek Class B stockholder approval of any business combination, we will offer each Class B stockholder the right to have his, her or its shares of Class B common stock converted to cash if such stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many Class B stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of Class B stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares of Class B common stock from dissenting Class B stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding Class W warrants to purchase 3,620,000 shares of common stock, Class Z warrants to purchase 3,620,000 shares of common stock and an option to purchase 12,500 Series A units and/or 62,500 Series B units which, if exercised, will result in the issuance of an additional 250,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

If we do not complete a business combination by July 20, 2006, or by January 20, 2007 if certain criteria have been satisfied, we will distribute to all holders of Class B common stock an aggregate sum equal to the amount in the trust fund, inclusive of any interest. Thereafter, we will dissolve and any remaining net assets will be distributed to the holders of our common stock. In such event, there will be no distribution with respect to our outstanding Class W warrants and Class Z warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their 100 shares of common stock and their 812,500 Class W warrants and 812,500 Class Z warrants as well as the 1,625,000 shares of common stock underlying their warrants at any time after we consummate a business combination. Thus, if our Founders exercise their registration rights with respect to these securities, there will be an additional 100 shares of common stock and 1,625,000 warrants (or an additional 1,625,000 shares of common stock issuable upon exercise of the warrants) eligible for trading in the public market. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;’

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in ‘‘government securities’’ with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Risks related to the media and entertainment industry

Our search for a target business is not limited to any particular industry. However, we are currently focusing our search on target businesses in the media and entertainment industry. We believe the following risks would apply to us following the completion of a business combination with a target business in the media and entertainment industry.

The speculative nature of the media and entertainment industry could cause our revenues and profit to decrease following a business combination.

Certain segments of the media and entertainment industry are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular film, video game, television program or series or recreational attraction depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, our revenues and profit could be reduced.

Changes in technology and distribution methods may render the services we provide, or technologies and distribution methods we use, obsolete.

The media and entertainment industry is substantially affected by rapid and significant changes in technology and distribution methods. These changes may render certain existing services, technologies and distribution methods used in the industry obsolete. We cannot assure you that the technologies used by or relied upon by a target business with which we effect a business combination will not be subject to such obsolescence. While we may attempt to adapt and apply the services provided by the target business to newer technologies and distribution methods, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

If, following a business combination, the program, services or content that we market or sell are not accepted by the public, we may not be profitable.

Certain segments of the media and entertainment industry are dependent on developing and marketing new programs, services or content that respond to technological and competitive developments and changing customer needs and distribution platforms. We cannot assure you that the programs, services or content of a target business with which we effect a business combination will gain or maintain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

If we are unable to protect our patents, trademarks, copyrights and other intellectual property rights following a business combination, competitors may be able to use our technology or intellectual property rights, which could weaken our competitive position.

If we are successful in acquiring a target business and the target business is the owner of proprietary programming, libraries, software or technology, our success will depend in part on our ability to obtain and enforce intellectual property rights for those assets, both in the United States and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.

If we are alleged to have infringed on the intellectual property or other rights of third parties, it could subject us to significant liability for damages and invalidation of our proprietary rights.

If, following a business combination, third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content.

We may not be able to comply with government regulations that may be adopted with respect to the media and entertainment industry.

Certain segments of the media and entertainment industry, including broadcast networks, cable networks and radio stations, have historically been subject to substantial regulation at the federal, state and local levels. In the past, the regulatory environment, particularly with respect to the telecommunications industry and the television and radio industry, has been fairly rigid. We cannot assure you that regulations currently in effect or adopted in the future will not cause any target business acquired by us to alter or cease its operations.

Risks related to the nonfiction programming and distribution segment of the media and entertainment industry

Although we may consummate a business combination in any industry, including any segment of the media and entertainment industry, our management is currently focusing on the nonfiction programming and distribution segment of the media and entertainment industry. Accordingly, we believe the following additional risks would apply to us following a business combination in this segment.

If demand for the products, services or content we offer following a business combination decreases, our revenues may decline and we may not be profitable.

Substantially all of the revenues of companies that operate principally in the film and television programming industry are derived from production and licensing fees paid by theatrical exhibitors and distributors and broadcast and cable television channels, from the distribution of DVD and video products to home entertainment markets and from advertising fees and subscription revenues. Each film and television program is an individual artistic work and its commercial success is primarily determined by audience reaction and acceptance, which is unpredictable. Audience demands and tastes change with time and can be heavily influenced by shifting social mores, local, national and world events, and cultural trends and fads. Even if a film or television program proves initially popular, its popularity could wane prior to the time that production/acquisition costs associated with it are recouped. We cannot assure you that a target business with which we effect a business combination will possess the rights to film and television programming libraries that will appeal to audiences on a broad basis. We also cannot assure you that management will be successful in predicting changing audience demand or that we will have the necessary resources to acquire or produce films and programming to meet such demand.

If we are unable to secure sources of financing for our products or services following a business combination, we may not be able to conduct our operations successfully.

Following a business combination, a significant amount of time may elapse between our expenditure of funds to produce or acquire films and television programming titles and the receipt of commercial revenues from such titles. This time lapse could require us to fund a significant portion of our capital requirements from various resources, including credit facilities, loans and sales of equity or debt securities. This time lag could also result in material fluctuations in our operating results and cash flows.

If, following a business combination, we amortize film and television programming costs, it may accentuate fluctuations in our operating results.

In addition to the general cyclical nature of the industry, accounting practices that are standard for the industry may accentuate fluctuations in our operating results following a business combination. In accordance with generally accepted accounting principles and industry practice, film and television programming costs are amortized using the ‘‘individual-film-forecast’’ method. Under this method, the costs of a title are amortized based on the following ratio: (A) revenue earned by title in the current period divided by (B) estimated total revenues for the title. We would be required to regularly review, and revise when necessary, total revenue estimates on a title-by-title basis. This review could result in a change in the rate of amortization and/or a write-down of the film or television asset to its estimated fair value. Results of operations would depend upon our amortization of our film and television costs. Periodic adjustments in amortization rates could significantly affect these results.

We may engage in international distribution activities following a business combination, which activities would present specific risks.

Numerous companies operating in the film and television programming and distribution businesses engage in international distribution activities as part of their overall operating strategy. If we engage in international distribution activities following a business combination, we will be forced to compete with companies operating domestically in such jurisdictions. Governments often provide incentives to domestic distribution companies to make them more competitive. Such incentives could make it extremely difficult for us to compete effectively. Additionally, any such international distribution activities could negatively affect us as a result of any or all of the following:

•	changes in foreign currency exchange rates and currency controls;

•	changes in tax and repatriation laws;

•	trade protection measures, including programming quotas favoring programming produced in the foreign countries which we seek to penetrate;

•	differing degrees of protection for intellectual property rights;

•	programming piracy under laws less stringent and less thoroughly policed than those in the United States;

•	longer accounts receivable collection patterns than experienced with outlets in the United States;

•	changes in local regulatory requirements, including restrictions on content; or

•	changes in regional or worldwide economic or political conditions.

ITEM 2.    DESCRIPTION OF PROPERTY

We maintain our executive offices at 56 West 45th Street, Suite 805, New York, New York pursuant to an agreement with Hidden Treasures, Inc., an affiliate of Stuart B. Rekant, our chairman of the board and chief executive officer, and Paul Kramer, a director of ours. We pay Hidden Treasures a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Hidden Treasures is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants are traded on the Over-the-Counter Bulletin Board under the symbols JNPPU, JNPPZ, JNPPA, JNPPB, JNPPW and JNPPL, respectively. The following table sets forth the range of high and low closing bid prices for the Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants for the periods indicated since the units commenced public trading on July 15, 2005 and since the common stock, Class B common stock, Class W warrants and Class Z warrants commenced public trading on October 12, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Series A Units		Series B Units		Common Stock		Class B Common Stock		Class W Warrants		Class Z Warrants
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low
2006:
First Quarter	11.75	9.60	11.25	10.25	3.35	2.42	5.13	4.92	0.54	0.39	0.56	0.38
2005:
Fourth Quarter	10.75	9.50	10.55	10.08	2.75	2.40	4.98	4.77	0.46	0.37	0.50	0.38
Third Quarter	10.55	9.75	10.15	9.70	—	—	—	—	—	—	—	—

* Through March 27, 2006

Holders

As of March 30, 2006, there was one holder of record of our Series A units, one holder of record of our Series B units, two holders of record of our common stock, one holder of record of our Class B common stock, eight holders of record of our Class W warrants and eight holders of record of our Class Z warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In February 2005, we sold the following securities without registration under the Securities Act of 1933, as amended:

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants
Stuart Rekant	100	25,000	25,000
Robert Becker	0	175,000	175,000
Paul Kramer	0	25,000	25,000
Daniel Burstein	0	25,000	25,000
Richard Intrator	0	25,000	25,000
WS Management, LLC	0	80,437	80,438
Hidden Treasures, Inc.	0	457,063	457,062

The shares of common stock, Class W and Class Z warrants were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals and entities. The shares of common stock were sold at a purchase price of $5.00 per share for $500 and the Class W and Class Z warrants were sold at a purchase price of $0.05 per warrant for $81,250.

Initial Public Offering

On July 20, 2005, we consummated our initial public offering of 250,000 Series A units, with each Series A unit consisting of two shares of our common stock, five Class W warrants and five Class Z warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share, and 1,250,000 Series B units, with each Series B unit consisting of two shares of our Class B common stock, one Class W warrant and one Class Z warrant. On July 29, 2005, we closed on an additional 16,000 Series A units and 187,500 Series B units that were subject to the over-allotment option and on August 26, 2005, we closed on an additional 8,000 Series A Units that were subject to the over-allotment option. The Series A units were sold at an offering price of $10.50 per Series A unit and the Series B units were sold at an offering price of $10.10 per Series B unit, generating total gross proceeds of $17,395,750. HCFP/Brenner Securities LLC acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-123050). The Securities and Exchange Commission declared the registration statement effective on July 13, 2005.

We paid a total of $1,227,625 in underwriting discounts and commissions and approximately $545,375 for other costs and expenses related to the offering, including $152,500 for the underwriters' non-accountable expense allowance of 1% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $15,603,823 of which $14,518,750 was deposited into the trust account and the remaining proceeds ($1,085,073) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $227,252 in interest through December 31, 2005.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were formed on February 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our initial public offering on July 20, 2005. All activity from February 3, 2005 through July 20, 2005 related to our formation and our initial public offering. Since July 20, 2005, we have been searching for prospective target businesses to acquire.

Net income for the period from inception (February 3, 2005) through December 31, 2005 of $15,161 consisted of interest income on the Trust Fund investment of $227,252 and interest on cash and cash equivalents of $8,853, offset by general and administrative expenses of $211,544, which includes $26,151 related to Delaware Franchise tax and $45,000 related to an administrative services agreement with an affiliate of our chairman and chief executive officer, and income tax expense of $9,400.

As indicated in our accompanying financial statements, such financial statements have been prepared assuming that we will continue as a going concern. As discussed elsewhere in this Annual Report, we are required to consummate a business combination by July 20, 2006. The possibility of a business combination not being consummated raises substantial doubt as to our ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

$14,518,750 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $1,085,073 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination.We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2005, we had cash outside of the trust fund of $939,203 and total liabilities of $38,746, leaving us with working capital of $900,457. We believe that we have sufficient available funds outside of the trust fund to operate through January 20, 2007, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

We are obligated to pay to Hidden Treasures a monthly fee of $7,500 for general and administrative services. In addition, in 2005, Hidden Treasures advanced an aggregate of $81,250 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in July 2005 out of proceeds of our initial public offering.

In connection with our initial public offering, we issued an option, for $100, to HCFP/Brenner Securities LLC to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 62,500 Series B units at an exercise price of $16.665 per unit. The Series A units and Series B units included in this option were identical to the units issued in our initial public offering except that the exercise price of the warrants included in the units is $5.50 per share and the Class Z warrants shall be exercisable by the holder until July 12, 2010. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the offering resulting in a charge directly to stockholders' equity. We estimated that the fair value of this option was approximately $220,000 using a Black-Scholes option-pricing model. The fair value of the option granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.89% and (3) contractual life of 5 years. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

ITEM 7.    FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Stuart B. Rekant	55	Chairman of the Board and Chief Executive Officer
Robert B. Becker	56	Chief Financial Officer, Treasurer, Secretary and Director
Daniel Burstein	51	Director
Richard Intrator	53	Director
Paul Kramer	72	Director

Stuart B. Rekant has been our chairman of the board and chief executive officer since our inception. Mr. Rekant is the founder and has served as the chairman of the board and chief executive officer of Hidden Treasures, Inc., a private television production company specializing in nonfiction programming, since its inception in October 2001. Mr. Rekant has spent more than 25 years in the media and entertainment business with experience as an executive, entrepreneur and producer, having begun his career in the industry in 1975 as an attorney with Columbia Pictures Industries, Inc., and later as an entertainment lawyer in private practice. In 1978, he joined HBO as Director and then became vice president of business affairs for the pay television network. In 1983, he went into the independent film finance, production and distribution business. Mr. Rekant began to focus on nonfiction programming and distribution in 1992 when he established U.S. News Productions, the factual programming unit of U.S. News and World Report, where as its president he developed and executive produced a number of documentary series for cable television. In 1994, Mr. Rekant founded Non Fiction Films Inc., a private documentary production company, where he continued to produce series for cable television. Later that year, Mr. Rekant sold Non Fiction Films to Winstar Communications, Inc., a publicly traded provider of broadband communications services and content, at which time he became president of Winstar New Media Company, Inc., the content arm of Winstar Communications. He served in this position until September 2001 and was responsible for building the unit's media and information services business through internal development and acquisitions. Winstar New Media Company eventually grew to include: a film and television production and distribution operation; a radio production, an affiliation and ad sales divisions; Office.com Inc., a joint venture between Winstar Communications and CBS that was a business to business internet portal; and interests in television broadcasting. Mr. Rekant served as chief executive officer of Office.com from 1999 to September 2001. In April 2001, Winstar Communications, along with most of its subsidiaries, including Winstar New Media Company and Office.com, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mr. Rekant supervised Winstar Communications' sale of its interests in most of its new media and content operations and then departed Winstar to start Hidden Treasures. He received his A.B. from Colgate University and a J.D. from Boston University School of Law.

Robert B. Becker has been our chief financial officer, treasurer and secretary and a member of our board of directors since our inception. Since its formation in September 1986, Mr. Becker has been the president of Robert B. Becker Inc., a private consulting company specializing in business combinations, new business initiatives and contract negotiations in the entertainment, media and communications segments. From 1989 to 1991, he served as chief financial officer and treasurer of Memry Corporation, an American Stock Exchange listed company that develops and markets new products incorporating shape memory effect alloys. From 1980 until entering the consulting business, Mr. Becker served as vice president and controller of HBO, and director of programming finance of HBO from 1978 to 1980. Prior to this, he held various positions in the finance department of Time Inc. Mr. Becker received a B.S. from the University of Northern Colorado.

Daniel Burstein has been a member of our board of directors since our inception. Since January 2000, Mr. Burstein has served as the managing partner of Millennium Technology Ventures

Advisors, LLC, the general partner of Millennium Technology Ventures, L.P., a venture capital fund currently focused on late stage and post-public technology investments. Prior to founding Millennium, Mr. Burstein served as chief investment officer for PS Capital Holdings and PS Capital Ventures, the predecessor funds of Millennium. From 1989 to March 2000, Mr. Burstein served as senior advisor at The Blackstone Group, a private merchant bank. Mr. Burstein is the author of five books on new technology trends and global economic issues, including Road Warriors, a 1995 book about the birth of digital media and the Internet. He has also written books about the future of China, Japan, and the European Union. Mr. Burstein has been a forum fellow at the World Economic Forum in Davos and has been honored many times for his books and journalistic work, including awards from the Overseas Press Club and Sigma Delta Chi. His most recent books, Secrets of the Code: The Unauthorized Guide to the Mysteries Behind the Da Vinci Code and Secrets of Angels & Demons have been New York Times bestsellers and each currently has over a million copies in print worldwide. Mr. Burstein attended Reed College and the University of California at Berkeley.

Richard Intrator has been a member of our board of directors since our inception. Since July 2004, Mr. Intrator has been the chief executive officer of Philanthria, LLC, a financial services firm providing capital solutions for charities and not-for-profit institutions. From August 2002 through July 2004, Mr. Intrator has provided transactional and operating advisory services to Founders Equity, Inc., a private equity firm. From January 2002 to August 2002, Mr. Intrator served as a crisis management consultant to media and entertainment companies. From February 2000 to January 2002, Mr. Intrator served as executive vice president of IMAX Corp., a Nasdaq National Market listed entertainment technology company, specializing in large-format and three-dimensional film presentations, and president of IMAX Enterprises, a subsidiary of IMAX Corp., where he was responsible for developing new opportunities for IMAX's business. From 1997 to 1999, Mr. Intrator served as managing director and head of the media investment banking group for PaineWebber Incorporated. From 1992 to 1996, Mr. Intrator served as managing director and head of the media and entertainment and communications group of The Lodestar Group/LSG Advisors, a division of Societe Generale Securities Corporation. From 1986 to 1992, Mr. Intrator served as senior vice president of investment banking in the media and entertainment group of Kidder, Peabody & Co., Inc. Mr. Intrator received a B.S. from The Wharton School at the University of Pennsylvania and an M.B.A. from Harvard Business School.

Paul Kramer has been a member of our board of directors since our inception. Since its formation in August 1994, Mr. Kramer has been a partner of Kramer Love & Cutler, LLP, a financial consulting firm, where he provides advisory services in a variety of areas including corporate governance, dispute resolution, interim executive management and restructurings. From October 1992 to July 1994, he provided private financial advisory services to various companies. From 1968 to September 1992, Mr. Kramer served as a partner of Ernst & Young, a registered public accounting firm. While at Ernst & Young, he served as a member of the firm's Policy Statement Committee, establishing firm policy on accounting principles and auditing standards, and served as the firm's designated specialist for the broadcasting and publishing industries. He has been a director of Tridan Corp., a closed end, non-diversified management investment company, since July 2004. From 1998 to 2000, Mr. Kramer served as a director of SFX Entertainment, Inc., a promoter, producer and venue operator for live entertainment events and a sports marketing and management company. He has also been a director of Hidden Treasures since February 2002. Mr. Kramer is a member of the National Association of Corporate Directors, the American Institute of CPAs and the American Arbitration Association. Mr. Kramer received a B.S. and an M.B.A. from Boston University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In August 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Juniper Partners Acquisition Corp., 56 West 45th Street, Suite 805, New York, New York 10036.

ITEM 10.    EXECUTIVE COMPENSATION

Commencing on July 20, 2005 and ending upon the acquisition of a target business, we will pay Hidden Treasures a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock and Class B common stock as of March 30, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock				Class B Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent		Amount and Nature of Beneficial Ownership		Percent
Stuart Rekant	100	(2)		*	—		—
Robert Becker	0	(3)		*	—		—
Paul Kramer(4)	0	(5)		*	—		—
Daniel Burstein(6)	0	(7)		*	—		—
Richard Intrator(8)	0	(7)		*	—		—
Langley Partners, L.P.(9)	—		—		286,000	(10)	9.9%
TCMP3 Partners, L.P.(11)	—		—		280,000	(12)	9.7%
Fir Tree, Inc.(13)	—		—		196,300	(14)	6.8%
Barry Rubenstein(15)	30,000	(16)	5.5%		70,000	(17)	2.4%
All executive officers and directors as a group (5 persons)	100	(18)		*	—		—

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 56 West 45th Street, Suite 805, New York, New York 10036.

(2)	Does not include 964,125 shares of common stock issuable upon exercise of Class W and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days, of which 914,125 Class W and Class Z warrants are held by Hidden Treasures, Inc. Mr. Rekant is the Chairman of the Board, Chief Executive Officer and a principal stockholder of Hidden Treasures.

(3)	Does not include 350,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mr. Becker.

(4)	The business address of Mr. Kramer is Kramer Love & Cutler LLP, 675 Third Avenue, New York, New York 10017.

(5)	Does not include 50,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by the individual which are not exercisable and will not be exercisable within the next 60 days. Also does not include any shares of common stock issuable upon exercise of Class W and Class Z warrants held by Hidden Treasures, Inc., of which Mr. Kramer is a director.

(6)	The business address of Mr. Burstein is 350 Park Avenue, 10th Floor, New York, NY 10022.

(7)	Does not include 50,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by the individual which are not exercisable and will not be exercisable within the next 60 days.

(8)	The business address of Mr. Intrator is 150 East 58th Street, 39th floor, New York, New York 10155.

(9)	The business address of Langley Partners is 535 Madison Avenue, 7th Floor, New York, NY 10022.

(10)	Represents 286,000 shares of Class B common stock held by Langley Partners. Langley Capital, LLC is the general partner of Langley Parnters. Jeffrey Thorp is the sole member and manager of Langley Capital, LLC. Langley Management, LLC is the investment manager of Langley Partners. Thorp holds a 99.9% membership interest in Langley Management, LLC and is the sole manager thereof. As a result, each of Langley Management, LLC, Langley Capital, LLC and Jeffrey Thorp are considered to share the power to vote or direct the vote of, and the power to dispose or direct the disposition of, the shares owned of record by Langley Partners. Does not include 143,000 shares of common stock issuable upon exercise of Class W warrants and 143,000 shares of common stock issuable upon exercise of Class Z warrants held by Langley Partners, all of which warrants are not exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on July 29, 2005.

(11)	The business address of TCMP3 Partners is 7 Century Drive, Suite 201, Parsippany, New Jersey 07054.

(12)	Represents 280,000 shares of Class B common stock held by TCMP3 Partners, L.P. These shares are beneficially owned by each of TCMP3 Partners, Titan Capital Management, LLC, Walter Schenker and Steven Slawson. Does not include 140,000 shares of common stock issuable upon exercise of Class W warrants and 140,000 shares of common stock issuable upon exercise of Class Z warrants, all of which warrants are not exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on August 1, 2005.

(13)	The business address of Fir Tree is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(14)	Represents (i) 130,276 shares of Class B common stock held by Sapling, LLC and (ii) 66,024 shares of Class B common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G filed with the SEC on September 6, 2005.

(15)	Mr. Rubenstein’s business address is 68 Wheatley Road, Brookville, New York 11545.

(16)	Represents (i) 6,000 shares of common stock owned by Woodland Partners, (ii) 12,000 shares of common stock owned by the Barry Rubenstein Rollover IRA account and (iii) 12,000 shares of common stock held in a joint account by Barry Rubenstein and his wife. Barry Rubenstein is a general partner of Woodland Partners. Does not include (i) 15,000 shares of common stock issuable upon exercise of Class W warrants and 15,000 shares of common stock issuable upon exercise of Class Z warrants held by Woodland Partners, (ii) 30,000 shares of common stock issuable upon exercise of Class W warrants and 30,000 shares of common stock issuable upon exercise of Class Z warrants held by the Barry Rubenstein Rollover IRA account and (iii) 30,000 shares of common stock issuable upon exercise of Class W warrants and 30,000 shares of common stock issuable upon exercise of Class Z warrants held in a joint account by Barry Rubenstein and his wife, all of which warrants are not exercisable and will not become exercisable within 60 days. The shares and warrants referred to in this footnote were included in Series A units purchased by such individuals and entities and do not include any securities included within Series B units held by such individuals and entities referred to below. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on July 25, 2005.

(17)	Represents (i) 14,000 shares of Class B common stock owned by Woodland Partners, (ii) 28,000 shares of Class B common stock owned by the Barry Rubenstein Rollover IRA account and (iii) 28,000 shares of Class B common stock held in a joint account by Barry Rubenstein and his wife. Does not include (i) 7,000 shares of common stock issuable upon exercise of Class W warrants and 7,000 shares of common stock issuable upon exercise of Class Z warrants held by Woodland Partners, (ii) 14,000 shares of common stock issuable upon exercise of Class W warrants and 14,000 shares of common stock issuable upon exercise of Class Z warrants held by the Barry Rubenstein Rollover IRA account and (iii) 14,000 shares of common stock issuable upon exercise of Class W warrants and 14,000 shares of common stock issuable upon exercise of Class Z warrants held in a joint account by Barry Rubenstein and his wife, all of which warrants are not exercisable and will not become exercisable within 60 days. The shares and warrants referred to in this footnote were included in Series B units purchased by such individuals and entities and do not include any securities included within Series A units held by such individuals and entities referred to above. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on July 25, 2005.

(18)	Does not include 1,464,125 shares of common stock issuable upon exercise of Class W and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

Stuart B. Rekant, Robert Becker and Hidden Treasures, Inc. may be deemed to be our ‘‘parents’’ and ‘‘promoters,’’ as these terms are defined under the Federal securities laws.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2005, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 812,500 Class W warrants and 812,500 Class Z warrants for $81,250 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals and entities set forth below, as follows:

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants	Relationship to Us
Stuart Rekant	100	25,000	25,000	Chairman of the Board and Chief Executive Officer
Robert Becker	0	175,000	175,000	Chief Financial Officer, Secretary and Director
Paul Kramer	0	25,000	25,000	Director
Daniel Burstein	0	25,000	25,000	Director
Richard Intrator	0	25,000	25,000	Director
WS Management, LC	0	80,437	80,438	Advisor and warrant holder
Hidden Treasures, Inc.	0	457,063	457,062	Warrant holder and Provider of administrative services

Each of our Founders has agreed, pursuant to letter agreements between us and HCFP/Brenner Securities, not to sell any of the foregoing securities until the earlier of our completion of a business combination or the distribution of the trust fund. In addition, Stuart Rekant has agreed to waive his right to participate in any liquidation distribution with respect to shares of common stock acquired by him prior to our initial public offering.

We entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these securities (and the shares of common stock underlying such securities). The holders of the majority of these shares may elect to exercise these registration rights at any time after the consummation of a business combination. In addition, these stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and HCFP/Brenner Securities pursuant to which, among other things:

•	if we fail to consummate a business combination by July 20, 2006 (or by January 20, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause the trust fund to be distributed to our Class B stockholders and to cause us to liquidate as soon as reasonably practicable;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to HCFP/Brenner Securities that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Hidden Treasures, an affiliate of Stuart Rekant and Paul Kramer, has agreed that, through the acquisition of a target business, it will make available to us office space and certain office and administrative services, as we may require from time to time. We have agreed to pay Hidden Treasures $7,500 per month for these services.

During 2005, Hidden Treasures advanced an aggregate of $81,250 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of February 16, 2006 or the consummation of our initial public offering. The loan was repaid in July 2005.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation.(1)
3.2	By-laws.(1)
4.1	Specimen Series A Unit Certificate.(1)
4.2	Specimen Series B Unit Certificate.(1)
4.3	Specimen Common Stock Certificate.(1)
4.4	Specimen Class B Common Stock Certificate.(1)
4.5	Specimen Class W Warrant Certificate.(1)
4.6	Specimen Class Z Warrant Certificate.(1)
4.7	Form of Unit Purchase Option granted to HCFP/Brenner Securities LLC(1)
4.8	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.1	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Stuart Rekant.(1)
10.2	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Robert Becker.(1)
10.3	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Paul Kramer.(1)
10.4	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Daniel Burstein.(1)
10.5	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Richard Intrator.(1)
10.6	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Hidden Treasures, Inc.(1)

Exhibit No.	Description
10.7	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and WS Management, LLC.(1)
10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.9	Promissory Note, dated February 16, 2005, in the principal amount of $81,250 issued to Hidden Treasures, Inc.(1)
10.10	Registration Rights Agreement among the Registrant and the Founders.(1)
10.12	Form of Letter Agreement between Hidden Treasures, Inc. and Registrant regarding administrative support.(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-123050).

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO Seidman, LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the period ended December 31, 2005, we paid our principal accountant $33,456 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005, and $9,000 in connection with the review of our Quarterly Reports on Form 10-QSB. The fee for the audit of the financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 was $13,000. The aggregate of such fees is $55,456.

Audit-Related Fees

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved of the services described above.

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Juniper Partners Acquisition Corp.
New York, New York

We have audited the accompanying balance sheet of Juniper Partners Acquisition Corp. (a corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from inception (February 3, 2005) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 12 months from the date of the consummation of its initial public offering (‘‘Offering’’) (such date would be July 20, 2006) or 18 months from the consummation of the Offering if certain extension criteria have been satisfied.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Juniper Partners Acquisition Corp. as of December 31, 2005, and the results of its operations and cash flows for the period from inception (February 3, 2005) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination by July 20, 2006. The possibility of such business combination not being consummated raises substantial doubt as to its ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
March 14, 2006

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Balance Sheet

December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$939,203
U.S. Government Securities held in Trust Fund (Note 1)	14,746,925
Prepaid expenses	54,375
Current and total assets	$15,740,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$29,346
Income taxes payable (Note 5)	9,400
Total current liabilities	38,746
Common stock, subject to possible conversion, 574,713 shares at conversion value (Note 1)	2,947,910
Commitments (Note 6)
Stockholders' Equity (Notes 7 and 8):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 548,100 shares issued and outstanding	55
Common stock, Class B, par value $.0001 per share, 5,000,000 shares authorized, 2,875,000 shares issued and outstanding (which includes 574,713 shares subject to possible conversion)	288
Additional paid-in-capital	12,737,420
Earnings accumulated during the development stage	15,161
Accumulated other comprehensive income	923
Total stockholders' equity	12,753,847
Total liabilities and stockholders' equity	$15,740,503

See Notes to Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Operations

From inception (February 3, 2005) to December 31, 2005

Revenue	$—
Operating expenses:
General and administrative expenses (Note 6)	211,544
Loss from operations	(211,544)
Interest income	236,105
Income before provision for income taxes	24,561
Provision for income taxes (Note 5)	9,400
Net income	15,161
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(45,612)
Net loss attributable to other Class B stockholders and common stockholders	$(30,451)
Weighted average number of shares outstanding, basic and diluted	1,688,473
Net loss per share, basic and diluted	$(0.02)

See Notes to Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Stockholders’ Equity

From inception (February 3, 2005) to December 31, 2005

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Earnings accumulated during the development stage	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, February 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders	100	—	—	—	500	—	—	500
Issuance of 1,625,000 Warrants at $0.05 per Warrant	—	—	—	—	81,250	—	—	81,250
Sale of 274,000 Series A units and 1,437,500 Series B units and underwriter's unit purchase option through public offering, net of underwriter's discount and offering expenses (Note 2)	548,000	55	2,875,000	288	12,701,282	—	—	12,701,625
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	—	—	—	(45,612)	—	—	(45,612)
Net income for the period	—	—	—	—	—	15,161	—	15,161
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	923	923
Comprehensive income								16,084
Balance, December 31, 2005	548,100	$55	2,875,000	$288	$12,737,420	$15,161	$923	$12,753,847

See Notes to Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Cash Flows

From inception (February 3, 2005) to December 31, 2005

OPERATING ACTIVITIES
Net income for the period	$15,161
Interest receivable on U.S. Government Securities held in Trust Fund	(227,252)
Changes in operating asset and liabilities:
Increase in prepaid expenses	(54,375)
Increase in accounts payable and accrued expenses	29,346
Increase in income taxes payable	9,400
Net cash used in operating activities	(227,720)
INVESTING ACTIVITIES
Purchases of U.S. Government Securites held in Trust Fund	(14,518,750)
Net cash used in investing activities	(14,518,750)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	500
Proceeds from issuance of warrants	81,250
Proceeds from note payable to affiliate	81,250
Repayment of note payable to affiliate	(81,250)
Proceeds from issuance of underwriter's unit purchase option	100
Net proceeds from sale of units through public offering	15,603,823
Net cash provided by financing activities	15,685,673
Net increase in cash and cash equivalents	939,203
Cash and Cash Equivalents
Beginning of period	—
End of period	$939,203
Supplemental disclosure of non-cash activity:
Accretion of Trust Fund relating to class B common stock subject to possible conversion	$45,612

See Notes to Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Juniper Partners Acquisition Corp. (the ‘‘Company’’) was incorporated in Delaware on February 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7.

The registration statement for the Company's initial public offering (‘‘Offering’’) was declared effective July 13, 2005. On July 20, 2005, the Company consummated the Offering of 250,000 Series A Units (‘‘Series A Units’’) and 1,250,000 Series B Units (‘‘Series B Units’’). On July 29, 2005, the Company consummated the closing of an additional 16,000 Series A Units and 187,500 Series B Units which were subject to the over-allotment option. On August 26, 2005, the Company consummated the further closing of an additional 8,000 Series A Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $15.6 million. Of this amount, $14,518,750 was placed in trust. The Company's management has broad authority with respect to the application of the proceeds of such Offering although substantially all of the proceeds of such offering are intended to be applied generally toward consummating a merger with or acquisition of an operating business (a ‘‘Business Combination’’). Pending such a Business Combination, substantially all of the proceeds of the Offering are required to be held in trust (‘‘Trust Fund’’) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 12 months, or consummated in 18 months, subsequent to the initial public offering (the ‘‘Target Business Acquisition Period’’). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the ‘‘Conversion Right’’). In this respect, $2,947,910 has been classified as common stock subject to possible conversion at December 31, 2005 (including accrued interest through December 31, 2005 of $45,612). In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 2 – OFFERING

In its initial public offering, effective July 13, 2005, the Company sold to the public an aggregate of 274,000 Series A Units and 1,437,500 Series B Units at a price of $10.50 and $10.10 per unit, respectively. Proceeds from the initial public offering, totaled approximately $15.6 million, which was net of $1,791,927 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company's common stock, five Class W Redeemable Warrants (a ‘‘Class W Warrant’’), and five Class Z Redeemable Warrants (a ‘‘Class Z Warrant’’). Each Series B unit consists of two shares of the Company's Class B common stock, one Class W Warrant, and one Class Z Warrant.

Both the Company’s common stock and Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, the Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares.

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 13, 2006 or (b) the completion of a business combination with a target business, or the distribution of the Trust Fund to the Class B stockholders.

The Class W Warrants will expire on July 13, 2010 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 13, 2006 or (b) the earlier of the completion of a business combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class Z Warrants will expire on July 13, 2012 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (‘‘HCFP’’), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

The Company has also sold to HCFP, as representative for the underwriters, for $100, an option (the ‘‘Underwriter's Purchase Option’’ or ‘‘UPO’’) to purchase up to a total of 12,500 additional Series A Units and/or 62,500 additional Series B Units (see Note 8). The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share (110% of the exercise price of the warrants included in the units sold to the public) and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) July 13, 2006 or (b) the completion of a business combination with a target business, and expires on July 12, 2010.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments – U.S. Government Securities held in Trust Fund, with maturities exceeding three months have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. The Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes.

The Company’s restricted investment held in trust at December 31, 2005 consists of an investment in United States of America government treasury securities, with a maturity date of January 19, 2006. The fair market value of the restricted investment was $14,746,925 as of December 31, 2005, including $923 of unrealized income, which is reported as a component of other comprehensive income as of December 31, 2005. The Company recognized interest income of $227,252 from amortization of the discount on the investment during the period from inception (February 3, 2005) to December 31, 2005, which is included in interest income on the accompanying condensed statement of operations.

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

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

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock is antidilutive, they have been excluded from the Company’s computation of net loss per share. Therefore, basic and diluted loss per share were the same for the period from inception (February 3, 2005) through December 31, 2005.

Fair Value of Financial Instruments – The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at December 31, 2005.

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

Accumulated Other Comprehensive Income – Accumulated Other Comprehensive Income includes unrealized gains on U.S. Government Securities held in Trust Fund.

New Accounting Pronouncements – The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – NOTE PAYABLE TO AFFILIATE

In February 2005, the Company issued an $81,250 non-interest bearing, unsecured note payable to an affiliate of its stockholder. This note was repaid in full on July 21, 2005 from the proceeds of the Offering.

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

NOTE 5 – INCOME TAXES

Provision for income taxes consists of:

From inception (February 3, 2005) to December 31, 2005
Current:
Federal	$9,400
$9,400

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative expenses in the accompanying statement of operations for the period ended December 31, 2005 is Delaware franchise tax expense of $26,151.

NOTE 6 – COMMITMENTS

The Company pays an affiliate of a stockholder, $7,500 per month, commencing on the effective date of the Offering, for office, secretarial and administrative services. For the period from inception (February 3, 2005) to December 31, 2005 the Company paid $45,000 for such services.

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

NOTE 8 – WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

In February 2005, the Company issued Class W warrants to purchase 812,500 shares of the Company’s common stock, and Class Z warrants to purchase 812,500 shares of the Company’s common stock, for an aggregate purchase price of $81,250, or $0.05 per warrant.

The Class W warrants and Class Z warrants outstanding prior to the Offering, all of which are held by the Company’s initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such initial securityholders or their affiliates.

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

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

The Company has issued an option, for $100, to HCFP/Brenner Securities LLC, the representative of the underwriters in the public offering, to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 62,500 Series B units at an exercise price of $16.665 per unit. The Series A Units and Series B Units underlying the UPO will be exercisable in whole or in part solely at HCFP's discretion, commencing on the later (i) July 13, 2006 and (ii) the consummation of a Business Combination and expire on July 12, 2010. The fair value of the option, inclusive of the receipt of the $100 cash payment, was accounted as an expense of the public offering resulting in a charge directly to stockholders' equity. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. Each of the Series A Units and Series B Units are identical to the Series A Units and Series B Units sold in the Offering, except that the exercise price of the Class W Warrants and Class Z Warrants underlying the Series A Units and Series B Units shall only be exercisable until July 12, 2010.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2006.

JUNIPER PARTNERS ACQUISITION CORP.
By:	/s/ Stuart B. Rekant
Stuart B. Rekant Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stuart B. Rekant	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

Stuart B. Rekant

/s/ Robert B. Becker	Chief Financial Officer, Treasurer, Secretary and Director (Principal Accounting and Financial Officer)	March 30, 2006

Robert B. Becker

/s/ Daniel Burstein	Director	March 30, 2006

Daniel Burstein

/s/ Richard Intrator	Director	March 30, 2006

Richard Intrator

/s/ Paul Kramer	Director	March 30, 2006

Paul Kramer