Form 10QSB
period 2006-03-31
Juniper Partners Acquisition Corp.
filed 2006-05-12
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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
(Address of Principal Executive Office)

(212) 398-3112
(Issuer’s Telephone Number, Including Area Code)

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

As of May 12, 2006, 548,100 shares of common stock, par value $.0001 per share, and 2,875,000 shares of Class B common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes     No

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$833,688	$939,203
U.S. Government Securities held in Trust Fund (Note 1)	14,899,344	14,746,925
Prepaid expenses	39,592	54,375
Current and total assets	$15,772,624	$15,740,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$46,697	$29,346
Income taxes payable (Note 5)	13,400	9,400
Total current liabilities	60,097	38,746

Common stock, subject to possible conversion, 574,713 shares at conversion value at March 31, 2006 and December 31, 2005 (Note 1)	2,978,379	2,947,910

Commitments (Note 6)

Stockholders' Equity (Notes 7 and 8):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 548,100 shares issued and outstanding at March 31, 2006 and December 31, 2005	55	55
Common stock, Class B, par value $.0001 per share, 5,000,000 shares authorized, 2,875,000 shares issued and outstanding (which includes 574,713 shares subject to possible conversion) at March 31, 2006 and December 31, 2005	288	288
Additional paid-in-capital	12,706,951	12,737,420
Earnings accumulated during the development stage	23,822	15,161
Accumulated other comprehensive income	3,032	923

Total stockholders' equity	12,734,148	12,753,847

Total liabilities and stockholders' equity	$15,772,624	$15,740,503

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Statements of Operations
(Unaudited)

	For the three months ended March 31, 2006	From inception (February 3, 2005) to March 31, 2005	From inception (February 3, 2005) to March 31, 2006
Revenue	$—	$—	$—
Operating expenses:
General and administrative expenses (Note 5 and 6)	145,875	6,200	357,419
Loss from operations	(145,875)	(6,200)	(357,419)
Interest income	158,536	—	394,641
Income (loss) before provision for income taxes	12,661	(6,200)	37,222
Provision for income taxes (Note 5)	4,000	—	13,400
Net income (loss)	8,661	(6,200)	23,822
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(30,469)	—	(76,081)
Net loss attributable to other Class B stockholders and common stockholders	$(21,808)	$(6,200)	$(52,259)
Weighted average number of shares outstanding, basic and diluted	3,423,100	100
Net loss per share, basic and diluted	$(0.01)	$(62.00)

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Statement of Stockholders’ Equity
From inception (February 3, 2005) to March 31, 2006

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Earnings accumulated during the development stage	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, February 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders	100	—	—	—	500	—	—	500
Issuance of 1,625,000 Warrants at $0.05 per Warrant	—	—	—	—	81,250	—	—	81,250
Sale of 274,000 Series A units and 1,437,500 Series B units and underwriter's unit purchase option through public offering, net of underwriter's discount and offering expenses (Note 2)	548,000	55	2,875,000	288	12,701,282	—	—	12,701,625
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	—	—	—	(45,612)	—	—	(45,612)
Net income for the period	—	—	—	—	—	15,161	—	15,161
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	923	923
Comprehensive income								16,084
Balance, December 31, 2005	548,100	$55	2,875,000	$288	$12,737,420	$15,161	$923	$12,753,847
Accretion of Trust Fund relating to Class B common stock subject to possible conversion (unaudited)	—	—	—	—	(30,469)	—	—	(30,469)
Net income for the period (unaudited)	—	—	—	—	—	8,661	—	8,661
Unrealized gain on available-for-sale securities (unaudited)	—	—	—	—	—	—	2,109	2,109
Comprehensive income (unaudited)								10,770
Balance, March 31, 2006 (unaudited)	548,100	$55	2,875,000	$288	$12,706,951	$23,822	$3,032	$12,734,148

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Statements of Cash Flows
(Unaudited)

	For the three months ended March 31, 2006	From inception (February 3, 2005) to March 31, 2005	From inception (February 3, 2005) to March 31, 2006
OPERATING ACTIVITIES
Net income (loss) for the period	$8,661	$(6,200)	$23,822
Amortization of discount on U.S. Government Securities held inTrust Fund	(150,310)	—	(377,562)
Changes in operating asset and liabilities:
Decrease (increase) in prepaid expenses	14,783	—	(39,592)
Increase in accounts payable and accrued expenses	17,351	10,000	46,697
Increase in income taxes payable	4,000	—	13,400
Net cash (used in) provided by operating activities	(105,515)	3,800	(333,235)
INVESTING ACTIVITIES
Purchases of U.S. Government Securites held in Trust Fund	(14,770,000)	—	(29,288,750)
Maturity of U.S. Government Securites held in Trust Fund	14,770,000	—	14,770,000
Net cash used in investing activities	—	—	(14,518,750)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	500	500
Proceeds from issuance of warrants	—	81,250	81,250
Proceeds from note payable to affiliate	—	81,250	81,250
Repayment of note payable to affiliate	—	—	(81,250)
Proceeds from issuance of underwriter's unit purchase option	—	—	100
Net proceeds from sale of units through public offering	—	—	15,603,823
Deferred registration costs	—	(122,955)	—
Net cash provided by financing activities	—	40,045	15,685,673
Net (decrease) increase in cash and cash equivalents	(105,515)	43,845	833,688
Cash and Cash Equivalents
Beginning of period	939,203	—	—
End of period	$833,688	$43,845	$833,688
Supplemental disclosure of non-cash activity:
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	$30,469	$—	$76,081

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). In this respect, $2,978,379 has been classified as common stock subject to possible conversion at March 31, 2006 (including accretion aggregating $76,081 through March 31, 2006). In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (February 3, 2005) to December 31, 2005 included in the Company's Form 10-KSB filed on March 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (primarily only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents – Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments – U.S. Government Securities held in Trust Fund, with maturities exceeding three months have been accounted for in accordance with Statement of Financial Accounting Standards

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes.

The Company's investment held in trust at March 31, 2006 consists of an investment in United States of America government treasury securities, with a maturity date of April 20, 2006. The fair market value of the investment was $14,899,344 as of March 31, 2006, including $3,032 of unrealized income, which is reported as a component of other comprehensive income as of March 31, 2006. The Company recognized interest income of $377,562 from amortization of the discount on the investment during the period from inception (February 3, 2005) to March 31, 2006 and $150,310 for the three months ended March 31, 2006, which is included in interest income on the accompanying statements of operations.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the three months ended March 31, 2006 and for the period from inception (February 3, 2005) to March 31, 2005.

Fair Value of Financial Instruments – The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at March 31, 2006.

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

NOTE 5 – INCOME TAXES

Provision for income taxes consists of:

	For the three months ended March 31, 2006	From inception (February 3, 2005) to March 31, 2005	From inception (February 3, 2005) to March 31, 2006
Current:
Federal	$4,000	$—	$13,400
	$4,000	$—	$13,400

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $7,000 for the three months ended March 31, 2006 and $33,151 for the period from inception (February 3, 2005) to March 31, 2006 are included as part of general and administrative expenses in the accompanying statements of operations.

NOTE 6 – COMMITMENTS

The Company pays an affiliate of a stockholder, $7,500 per month, commencing on the effective date of the Offering, for office, secretarial and administrative services. Amounts of $22,500 for the three months ended March 31, 2006, and $67,500 for the period from inception (February 3, 2005) to March 31, 2006 were paid by the Company for such services.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Net income for the three months ended March 31, 2006 of $8,661 consisted of interest income on the Trust Fund investment of $150,310 and interest on cash and cash equivalents of $8,226, offset by general and administrative expenses of $145,875, which includes $7,000 related to Delaware Franchise tax and $22,500 related to an administrative services agreement with an affiliate of a stockholder, and income tax expense of $4,000.

Net loss for the period from inception (February 3, 2005) to March 31, 2005 of $6,200 consisted of formation and operating costs.

Net income for the period from inception (February 3, 2005) through March 31, 2006 of $23,822 consisted of interest income on the Trust Fund investment of $377,562 and interest on cash and cash equivalents of $17,079, offset by general and administrative expenses of $357,419, which includes $33,151 related to Delaware Franchise tax and $67,500 related to an administrative services agreement with an affiliate of a stockholder and income tax expense of $13,400.

We consummated our initial public offering of 250,000 Series A units and 1,250,000 Series B units on July 20, 2005. On July 29, 2005, we consummated the closing of an additional 16,000 Series A Units and 187,500 Series B Units that were subject to the over-allotment option. On August 26, 2005, we consummated the closing of an additional 8,000 Series A Units that were subject to the over-allotment option. Proceeds from our initial public offering were $15,603,823, net of underwriting and other expenses of $1,761,927, of which $14,518,750 was deposited into the Trust Fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Fund to operate through January 13, 2007, assuming that a business combination is not consummated during that time. From July 13, 2005 through January 13, 2007, we anticipate approximately $135,000 for the administrative fee payable to an affiliate of a stockholder ($7,500 per month), $500,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $350,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $85,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3.    CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $1,726,755 in underwriting discounts and commissions, and approximately $65,172 has been or will be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $15,603,823, of which $14,518,750 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

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

Dated: May 12, 2006

/s/ Stuart B. Rekant Stuart B. Rekant Chairman of the Board and Chief Executive Officer
/s/ Robert B. Becker Robert B. Becker Chief Financial Officer, Treasurer and Secretary