Form 10QSB
period 2006-06-30
Juniper Partners Acquisition Corp.
filed 2006-08-11
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, 548,100 shares of common stock, par value $.0001 per share, and 2,875,000 shares of Class B common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes       No

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$642,571	$939,203
U.S. Government Securities held in Trust Fund (Note 1)	15,074,597	14,746,925
Prepaid expenses	7,242	54,375
Total current assets	15,724,410	15,740,503
Deferred acquisition costs (Note 1)	176,601	—
Current and total assets	$15,901,011	$15,740,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued acquisition costs	$75,913	$—
Accounts payable and accrued expenses	30,115	29,346
Income taxes payable (Note 5)	34,900	9,400
Total current liabilities	140,928	38,746
Common stock, subject to possible conversion,574,713 shares at conversion value at June 30, 2006 and December 31, 2005 (Note 1)	3,013,412	2,947,910
Commitments (Note 6)
Stockholders' Equity (Notes 7 and 8):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 548,100 sharesissued and outstanding at June 30, 2006 and December 31, 2005	55	55
Common stock, Class B, par value $.0001 per share,5,000,000 shares authorized, 2,875,000 shares issued andoutstanding (which includes 574,713 shares subject to possible conversion) at June 30, 2006 and December 31, 2005	288	288
Additional paid-in-capital	12,671,918	12,737,420
Earnings accumulated during the development stage	66,785	15,161
Accumulated other comprehensive income	7,625	923
Total stockholders' equity	12,746,671	12,753,847
Total liabilities and stockholders' equity	$15,901,011	$15,740,503

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Statement of Operations
(Unaudited)

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	From inception (February 3, 2005) to June 30, 2005	From inception (February 3, 2005) to June 30, 2006
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and administrative expenses (Note 5 and 6)	110,894	2,250	256,769	8,450	468,313
Loss from operations	(110,894)	(2,250)	(256,769)	(8,450)	(468,313)
Interest income	177,857	—	336,393	—	572,498
Income (loss) before provision for income taxes	66,963	(2,250)	79,624	(8,450)	104,185
Provision for income taxes (Note 5)	24,000	—	28,000	—	37,400
Net income (loss)	42,963	(2,250)	51,624	(8,450)	66,785
Accretion of Trust Fund relating to Class Bommon stock subject to possible conversion	(35,033)	—	(65,502)	—	(111,114)
Net income (loss) attributable to other Class B stockholders and common stockholders	$7,930	$(2,250)	$(13,878)	$(8,450)	$(44,329)
Weighted average number of shares outstanding, basic and diluted	3,423,100	100	3,423,100	100
Net loss per share, basic and diluted	$—	$(22.50)	$—	$(84.50)

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Statement of Stockholders' Equity
From inception (February 3, 2005) to June 30, 2006 (Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Earnings accumulated during the development stage	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, February 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock to initialstockholders	100	—	—	—	500	—	—	500
Issuance of 1,625,000 Warrants at $0.05 per Warrant	—	—	—	—	81,250	—	—	81,250
Sale of 274,000 Series A units and 1,437,500 Series B units and underwriter's unit purchase option through public offering, net of underwriter's discount and offering expenses (Note 2)	548,000	55	2,875,000	288	12,701,282	—	—	12,701,625
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	—	—	—	(45,612)	—	—	(45,612)
Net income for the period	—	—	—	—	—	15,161	—	15,161
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	923	923
Comprehensive income								16,084
Balance, December 31, 2005	548,100	$55	2,875,000	$288	$12,737,420	$15,161	$923	$12,753,847
Accretion of Trust Fund relating to Class B common stock subject to possible conversion (unaudited)	—	—	—	—	(65,502)	—	—	(65,502)
Net income for the period (unaudited)	—	—	—	—	—	51,624	—	51,624
Unrealized gain on available-for-sale securities(unaudited)	—	—	—	—	—	—	6,702	6,702
Comprehensive income (unaudited)								58,326
Balance, June 30, 2006 (unaudited)	548,100	$55	2,875,000	$288	$12,671,918	$66,785	$7,625	$12,746,671

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Statement of Cash Flows
(Unaudited)

	For the six months ended June 30, 2006	From inception (February 3, 2005) to June 30, 2005	From inception (February 3, 2005) to June 30, 2006
OPERATING ACTIVITIES
Net income (loss) for the period	$51,624	$(8,450)	$66,785
Amortization of discount on U.S. Government Securities held inTrust Fund	(320,970)	—	(548,222)
Changes in operating asset and liabilities:
Decrease (increase) in prepaid expenses	47,133	—	(7,242)
Increase in accounts payable and accrued expenses	769	7,250	30,115
Increase in income taxes payable	25,500	—	34,900
Net cash used in operating activities	(195,944)	(1,200)	(423,664)
INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(29,700,000)	—	(56,843,750)
Maturity of U.S. Government Securities held in Trust Fund	29,700,000	—	42,325,000
Deferred acquisition costs	(100,688)	—	(100,688)
Net cash used in investing activities	(100,688)	—	(14,619,438)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	500	500
Proceeds from issuance of warrants	—	81,250	81,250
Proceeds from note payable to affiliate	—	81,250	81,250
Repayment of note payable to affiliate	—	—	(81,250)
Proceeds from issuance of underwriter's unit purchase option	—	—	100
Net proceeds from sale of units through public offering	—	—	15,603,823
Deferred registration costs	—	(117,955)	—
Net cash provided by financing activities	—	45,045	15,685,673
Net increase in cash and cash equivalents	(296,632)	43,845	642,571
Cash and Cash Equivalents
Beginning of period	939,203	—	—
End of period	$642,571	$43,845	$642,571
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,500	$—	$2,500
Supplemental disclosure of non-cash activity:
Accrued Registration Costs	$—	$123,250	$—
Accrued Acquisition Costs	$75,913	$—	$75,913
Accretion of Trust Fund relating to Class Bcommon stock subject to possible conversion	$65,502	$—	$111,114

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

The registration statement for the Company's initial public offering (‘‘Offering’’) was declared effective July 13, 2005. On July 20, 2005, the Company consummated the Offering of 250,000 Series A Units (‘‘Series A Units’’) and 1,250,000 Series B Units (‘‘Series B Units’’). On July 29, 2005, the Company consummated the closing of an additional 16,000 Series A Units and 187,500 Series B Units which were subject to the over-allotment option. On August 26, 2005, the Company consummated the further closing of an additional 8,000 Series A Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $15.6 million. Of this amount, $14,518,750 was placed in trust. The Company's management has broad authority with respect to the application of the proceeds of such Offering although substantially all of the proceeds of such offering are intended to be applied generally toward consummating a merger with or acquisition of an operating business (a ‘‘Business Combination’’). Pending such a Business Combination, substantially all of the proceeds of the Offering are required to be held in trust (‘‘Trust Fund’’) to be returned to the holders of Class B common stock if a Business Combination is not consummated by July 20, 2006, or consummated by January 20, 2007 if the Company has entered into either a letter of intent, an agreement in principle or a definitive agreement to complete a Business Combination but has not consummated such a Business Combination by July 20, 2006 (such period being referred to as the ‘‘Target Business Acquisition Period’’). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering. The Company has satisfied the extension criteria. The Company has incurred and deferred as of June 30, 2006 $176,601 of costs related to a transaction contemplated under a letter of intent entered into with a target company.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the ‘‘Conversion Right’’). In this respect, $3,013,412 (including accretion aggregating $111,114 through June 30, 2006) has been classified as common stock subject to possible conversion at June 30, 2006. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

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

Both the Company's common stock and Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, the Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares.

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the completion of a Business Combination. The Class W Warrants will expire on July 13, 2010 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the completion of a Business Combination with a target business. The Class Z Warrants will expire on July 13, 2012 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (‘‘HCFP’’), the representative of the underwriters of the Offering, in whole and not in part, at a price of $0.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

The Company has also sold to HCFP, as representative for the underwriters, for $100, an option (the ‘‘Underwriter's Purchase Option’’ or ‘‘UPO’’) to purchase up to a total of 12,500 additional Series A Units and/or 62,500 additional Series B Units (see Note 8). The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share (110% of the exercise price of the warrants included in the units sold to the public) and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on completion of a Business Combination, and expires on July 12, 2010.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (February 3, 2005) to December 31, 2005 included in the Company's Form 10-KSB filed on March 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (primarily only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The Company's investment held in trust at June 30, 2006 consists of an investment in United States of America government treasury securities, with a maturity date of July 20, 2006. The fair market value of the investment was $15,074,597 as of June 30, 2006, including $7,625 of unrealized income, which is reported as a component of other comprehensive income as of June 30, 2006. The Company recognized interest income of $170,660 and $320,970 from amortization of the discount on the investment during the three and six months ended June 30, 2006, respectively, which is included in interest income on the accompanying statements of operations.

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

Net Income (Loss) Per Share – Net income (loss) per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted income (loss) per share were the same for the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2005 .

Fair Value of Financial Instruments – The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at June 30, 2006.

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

NOTE 5 – INCOME TAXES

Provision for income taxes consists of:

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	From inception (February 3, 2005) to June 30, 2005	From inception (February 3, 2005) to June 30, 2006
Current:
Federal	$24,000	$—	$28,000	$—	$37,400
	$24,000	$—	$28,000	$—	$37,400

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $8,000 and $15,000 for the three and six months ended June 30, 2006, respectively, and $41,151 for the period from inception (February 3, 2005) to June 30, 2006 are included as part of general and administrative expenses in the accompanying statements of operations.

NOTE 6 – COMMITMENTS

The Company pays an affiliate of a stockholder, $7,500 per month, commencing on the effective date of the Offering, for office, secretarial and administrative services. Amounts of $22,500 and $45,000 for the three and six months ended June 30, 2006, and $90,000 for the period from inception (February 3, 2005) to June 30, 2006 were paid by the Company for such services.

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

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

The Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the completion of a Business Combination and ending July 12, 2012.

The Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the completion of a Business Combination and ending July 12, 2012.

The Company has issued an option, for $100, to HCFP/Brenner Securities LLC, the representative of the underwriters in the Offering, to purchase up to 12,500 Series A Units at an exercise price of $17.325 per unit and/or up to 62,500 Series B Units at an exercise price of $16.665 per unit. The Series A Units and Series B Units underlying the UPO will be exercisable in whole or in part solely at HCFP's discretion, commencing on the consummation of a Business Combination and will expire on July 12, 2010. The fair value of the option, inclusive of the receipt of the $100 cash payment, was accounted as an expense of the Offering resulting in a charge directly to stockholders' equity. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. Each of the Series A Units and Series B Units are identical to the Series A Units and Series B Units sold in the Offering, except that the exercise price of the Class W Warrants and Class Z Warrants underlying the Series A Units and Series B Units shall only be exercisable until July 12, 2010.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Unaudited Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

PLAN OF OPERATION

We were formed on February 3, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Net income for the three months ended June 30, 2006 of $42,963 consisted of interest income on the Trust Fund investment of $170,660 and interest on cash and cash equivalents of $7,197, offset by general and administrative expenses of $110,894 which includes $8,000 related to Delaware Franchise tax, $22,500 related to an administrative services agreement with an affiliate of a stockholder, $33,739 of professional fees and other expenses of $46,655, and $24,000 for income taxes.

Net loss for the three months ended June 30, 2005 of $2,250 consisted of general and administrative expenses comprising of professional fees.

Net income for the six months ended June 30, 2006 of $51,624 consisted of interest income on the Trust Fund investment of $320,970 and interest on cash and cash equivalents of $15,423, offset by general and administrative expenses of $256,769 which includes $15,000 related to Delaware Franchise tax, $45,000 related to an administrative services agreement with an affiliate of a stockholder, $102,249 of professional fees and other expenses of $94,520, and $28,000 for income taxes.

For the period from inception (February 3, 2005) through June 30, 2005, we had a net loss of $8,450, attributable to general and administrative expenses comprising of professional fees.

Net income for the period from February 3, 2005 (inception) through June 30, 2006 of $66,785 consisted of interest income on the Trust Fund investment of $548,222 and interest on cash and cash equivalents of $24,276, offset by general and administrative expenses of $468,313, which includes $41,151 related to Delaware Franchise tax , $90,000 related to an administrative services agreement with an affiliate of a stockholder, $158,164 of professional fees and other expenses of $178,998, and $37,400 for income taxes.

We consummated our initial public offering of 250,000 Series A units and 1,250,000 Series B units on July 20, 2005. On July 29, 2005, we consummated the closing of an additional 16,000 Series A Units and 187,500 Series B Units that were subject to the over-allotment option. On August 26, 2005, we consummated the closing of an additional 8,000 Series A Units that were subject to the over-allotment option. Proceeds from our initial public offering were $15,603,823, net of underwriting and other expenses of $1,761,927, of which $14,518,750 was deposited into the Trust Fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Fund to operate through January 13, 2007, assuming that a business combination is not consummated during that time. From July 13, 2005 through January 13, 2007, we anticipate approximately $135,000 for the administrative fee payable to an affiliate of a stockholder ($7,500 per month), $500,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $350,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $85,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following the offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

In connection with our initial public offering, we issued an option, for $100, to HCFP/Brenner Securities LLC to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 62,500 Series B units at an exercise price of $16.665 per unit. The Series A units and Series B units included in this option were identical to the units issued in our initial public offering except that the exercise price of the warrants included in the units is $5.50 per share and the Class Z warrants shall be exercisable by the holder until July 12, 2010. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the offering resulting in a charge directly to stockholders' equity. We estimated that the fair value of this option was approximately $220,000 using a Black-Scholes option-pricing model. The fair value of the option granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.89% and (3) contractual life of 5 years. The option may be exercised for cash or on a cashless’’ basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

ITEM 3.    CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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
Dated: August 11, 2006
/s/ Stuart B. Rekant
Stuart B. Rekant Chairman of the Board and Chief Executive Officer
/s/ Robert B. Becker
Robert B. Becker Chief Financial Officer, Treasurer and Secretary