Form 10QSB
period 2006-09-30
Juniper Partners Acquisition Corp.
filed 2006-11-13
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, 548,100 shares of common stock, par value $.0001 per share, and 2,875,000 shares of Class B common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes     No

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$202,649	$939,203
U.S. Government Securities held in Trust Fund (Note 1)	15,263,297	14,746,925
Prepaid expenses	25,933	54,375
Total current assets	15,491,879	15,740,503
Deferred acquisition costs (Note 1)	634,709	—
Current and total assets	$16,126,588	$15,740,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued acquisition costs (Note 1)	$260,420	$—
Accounts payable and accrued expenses	38,798	29,346
Income taxes payable (Note 5)	21,675	9,400
Total current liabilities	320,893	38,746
Common stock, subject to possible conversion, 574,713 shares at conversion value (Note 1)	3,051,133	2,947,910
Commitments (Note 6)
Stockholders' Equity (Notes 7 and 8):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 548,100 shares issued and outstanding	55	55
Common stock, Class B, par value $.0001 per share, 5,000,000 shares authorized, 2,875,000 shares issued and outstanding (which includes 574,713 shares subject to possible conversion)	288	288
Additional paid-in-capital	12,634,197	12,737,420
Earnings accumulated during the development stage	112,759	15,161
Accumulated other comprehensive income	7,263	923
Total stockholders' equity	12,754,562	12,753,847
Total liabilities and stockholders' equity	$16,126,588	$15,740,503

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Statements of Operations
(Unaudited)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	From inception (February 3, 2005) to September 30, 2005	From inception (February 3, 2005) to September 30, 2006
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and administrative expenses (Note 5 and 6)	121,829	105,364	378,598	113,813	590,142
Loss from operations	(121,829)	(105,364)	(378,598)	(113,813)	(590,142)
Interest income	191,803	100,671	528,196	100,671	764,301
Income (loss) before provision for income taxes	69,974	(4,693)	149,598	(13,142)	174,159
Provision for income taxes (Note 5)	24,000	—	52,000	—	61,400
Net income (loss)	45,974	(4,693)	97,598	(13,142)	112,759
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(37,721)	(19,507)	(103,223)	(19,507)	(148,835)
Net income (loss) attributable to other Class B stockholders and common stockholders	$8,253	$(24,200)	$(5,625)	$(32,649)	$(36,076)
Weighted average number of shares outstanding, basic and diluted	3,423,100	2,669,926	3,423,100	1,023,533
Net income (loss) per share, basic and diluted	$—	$(0.01)	$—	$(0.03)

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Statement of Stockholders’ Equity
From inception (February 3, 2005) to September 30, 2006

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Earnings accumulated during the development stage	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, February 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders	100	—	—	—	500	—	—	500
Issuance of 1,625,000 Warrants at $0.05 per Warrant	—	—	—	—	81,250	—	—	81,250
Sale of 274,000 Series A units and 1,437,500 Series B units and underwriter's unit purchase option through public offering, net of underwriter's discount and offering expenses (Note 2)	548,000	55	2,875,000	288	12,701,282	—	—	12,701,625
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	—	—	—	(45,612)	—	—	(45,612)
Net income for the period	—	—	—	—	—	15,161	—	15,161
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	923	923
Comprehensive income								16,084
Balance, December 31, 2005	548,100	$55	2,875,000	$288	$12,737,420	$15,161	$923	$12,753,847
Accretion of Trust Fund relating to Class B common stock subject to possible conversion (unaudited)	—	—	—	—	(103,223)	—	—	(103,223)
Net income for the period (unaudited)	—	—	—	—	—	97,598	—	97,598
Unrealized gain on available-for-sale securities (unaudited)	—	—	—	—	—	—	6,340	6,340
Comprehensive income (unaudited)								103,938
Balance, September 30, 2006 (unaudited)	548,100	$55	2,875,000	$288	$12,634,197	$112,759	$7,263	$12,754,562

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)

Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2006	From inception (February 3, 2005) to September 30, 2005	From inception (February 3, 2005) to September 30, 2006
OPERATING ACTIVITIES
Net income (loss) for the period	$97,598	$(13,142)	$112,759
Amortization of discount on U.S. Government Securities held in Trust Fund	(510,032)	(98,286)	(737,283)
Changes in operating asset and liabilities:
Decrease (increase) in prepaid expenses	28,442	(79,465)	(25,933)
Increase in accounts payable and accrued expenses	9,452	31,675	38,798
Increase in income taxes payable	12,275	—	21,675
Net cash used in operating activities	(362,265)	(159,218)	(589,984)
INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(44,805,382)	(14,518,750)	(71,949,133)
Maturities of U.S. Government Securities held in Trust Fund	44,805,382	—	57,430,382
Deferred acquisition costs	(374,289)	—	(374,289)
Net cash used in investing activities	(374,289)	(14,518,750)	(14,893,040)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	500	500
Proceeds from issuance of warrants	—	81,250	81,250
Proceeds from note payable to affiliate	—	81,250	81,250
Repayment of note payable to affiliate	—	(81,250)	(81,250)
Proceeds from issuance of underwriter's unit purchase option	—	100	100
Net proceeds from sale of units through public offering	—	15,603,823	15,603,823
Deferred registration costs	—	65,172	—
Net cash provided by financing activities	—	15,750,845	15,685,673
Net increase (decrease) in cash and cash equivalents	(736,554)	1,072,877	202,649
Cash and Cash Equivalents
Beginning of period	939,203	—	—
End of period	$202,649	$1,072,877	$202,649
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$39,725	$—	$39,725
Supplemental disclosure of non-cash activity:
Accrued Registration Costs	$—	$65,172	$—
Accrued Acquisition Costs	$260,420	$—	$260,420
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	$103,223	$19,507	$148,835

See Notes to Unaudited Financial Statements

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Juniper Partners Acquisition Corp. (the ‘‘Company’’) was incorporated in Delaware on February 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. See Recent Events below.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7.

The registration statement for the Company's initial public offering (‘‘Offering’’) was declared effective July 13, 2005. On July 20, 2005, the Company consummated the Offering of 250,000 Series A Units (‘‘Series A Units’’) and 1,250,000 Series B Units (‘‘Series B Units’’). On July 29, 2005, the Company consummated the closing of an additional 16,000 Series A Units and 187,500 Series B Units which were subject to the over-allotment option. On August 26, 2005, the Company consummated the further closing of an additional 8,000 Series A Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $15.6 million. Of this amount, $14,518,750 was placed in trust. The Company's management has broad authority with respect to the application of the proceeds of such Offering although substantially all of the proceeds of such offering are intended to be applied generally toward consummating a merger with or acquisition of an operating business (a ‘‘Business Combination’’). Pending such a Business Combination, substantially all of the proceeds of the Offering are required to be held in trust (‘‘Trust Fund’’) to be returned to the holders of Class B common stock if a Business Combination is not consummated by January 20, 2007, (such period being referred to as the ‘‘Target Business Acquisition Period’’). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering. The Company has satisfied the extension criteria.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the ‘‘Conversion Right’’). In this respect, $3,051,133 (including accretion aggregating $148,835 through September 30, 2006) has been classified as common stock subject to possible conversion at September 30, 2006. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

Recent Events

On August 15, 2006, the Company entered into a stock purchase agreement to acquire all of the outstanding shares of common stock of Firestone Communications, Inc. (‘‘Firestone’’) (the ‘‘Merger’’). The agreement with Firestone specifies that the total purchase price for the Firestone shares will be 2,800,000 shares of common stock, to be adjusted based on the amount of certain Firestone outstanding payables upon consummation of the Merger, and warrants to purchase 250,000 shares of Juniper Common Stock. After giving effect to the Merger and assuming there is no downward adjustment for trade payables and that no Juniper Class B common stockholder votes against the Merger and converts his or her shares to cash, the existing Juniper stockholders will own approximately 55% of the then issued and outstanding common stock of the combined company.

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

Further contingent consideration may be issued to Firestone shareholders based on the achievement of certain future milestones of the combined company.

The proposed Merger is subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the Merger by the Company's Class B stockholders. The Company filed a Joint Proxy Statement/Form S-4 Registration Statement on September 21 and an amendment on November 6, 2006. There can be no assurance that the Merger will be consummated. As of September 30, 2006 the Company has incurred and deferred $634,709 of costs related to the Merger, $260,420 of which was unpaid as of that date.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

(‘‘SEC’’) and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (February 3, 2005) to December 31, 2005 included in the Company's Form 10-KSB filed on March 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The Company's investment held in trust at September 30, 2006 consists of an investment in United States of America government treasury securities, with a maturity date of October 19, 2006. The fair market value of the investment was $15,263,297 as of September 30, 2006, including $7,263 of unrealized income, which is reported as a component of other comprehensive income as of September 30, 2006. The Company recognized interest income of $189,061 and $510,032 from amortization of the discount on the investment during the three and nine months ended September 30, 2006, respectively, which is included in interest income on the accompanying statements of operations.

The Company’s restricted investment held in trust at December 31, 2005 consisted of an investment in United States of America government treasury securities, with a maturity date of January 19, 2006. The fair market value of the restricted investment was $14,746,925 as of December 31, 2005, including $923 of unrealized income, which is reported as a component of other comprehensive income as of December 31, 2005.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO is antidilutive as their exercise prices

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

are greater than the average market price of the underlying securities during the period, they have been excluded from the Company's computation of net income per share. Therefore, basic and diluted income (loss) per share were the same for the three and nine months ended September 30, 2006 and for the three months ended September 30, 2005 and for the period from inception (February 3, 2005) to September 30, 2005.

Fair Value of Financial Instruments – The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at September 30, 2006.

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

NOTE 5 – INCOME TAXES

Provision for income taxes consists of:

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	From inception (February 3, 2005) to September 30, 2005	From inception (February 3, 2005) to September 30, 2006
Current:
Federal	$24,000	$—	$52,000	$—	$61,400
	$24,000	$—	$52,000	$—	$61,400

The Company's activities since inception have not given rise to the state or local income taxes as the Company has not been engaged in a trade or business in any state and therefore does not have activities associated with the incurrence of state or local income taxes, considering, among other factors that the Company is a vehicle to effect a Business Combination, does not have any employees, does not compensate its officers and does not have a lease or incur rent for office space. Accordingly no provision for such state or local income taxes has been made on the accompanying financial statements. Upon consummation of a Business Combination the Company will evaluate its state and local income tax requirements based on the business activities at such time.

Juniper Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

The Company is incorporated in Delaware and accordingly is subject to franchise taxes which are included in general and administrative expenses. During the three and nine months ended September 30, 2006 Delaware franchise tax expense of $7,000 and $22,000, respectively, was incurred. During the three months ended September 30, 2005 and for the period from inception (February 3, 2005) to September 30, 2005, $19,000 of Delaware franchise tax expense was incurred. Cumulatively, for the period from inception (February 3, 2005) to September 30, 2006, $48,151 of Delaware franchise tax expense was incurred.

NOTE 6 – COMMITMENTS

The Company pays an affiliate of a stockholder, $7,500 per month, commencing on the effective date of the Offering, for office, secretarial and administrative services which is included in general and administrative expenses on the accompanying statements of operations. Amounts of $22,500 and $67,500 for the three and nine months ended September 30, 2006, respectively, were incurred. For the three months ended September 30, 2005 and for the period from inception (February 3, 2005) to September 30, 2005 $22,500 was incurred. Cumulatively, $112,500 for the period from inception (February 3, 2005) to September 30, 2006 was incurred.

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company has agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised more than one year after the date of the Offering if the exercise is solicited by HCFP. No solicitation services were provided by HCFP since inception (February 3, 2005) to September 30, 2006.

HCFP has been engaged by the Company to act as the Company's non-exclusive investment banker in connection with a proposed Business Combination (Note 1). For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company is obligated to pay HCFP a cash transaction fee equal to 5% of the first $5 million of total consideration, as defined in the Underwriting Agreement, and 4% of total consideration paid over $5 million, with a maximum fee to be paid of $400,000. The recognition and payment of such fee is contingent upon consummation of the Merger and as a result no amounts for such fees are accrued at September 30, 2006.

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

The Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the completion of a Business Combination and ending July 12, 2010.

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Unaudited Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

ORGANIZATION

We were formed on February 3, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Recent Events

On August 15, 2006, we entered into a stock purchase agreement to acquire all of the outstanding shares of common stock of Firestone Communications, Inc. (‘‘Firestone’’) (the ‘‘Merger’’). The agreement with Firestone specifies that the total purchase price for the Firestone shares will be 2,800,000 shares of common stock, to be adjusted based on the amount of certain Firestone outstanding payables upon consummation of the Merger, and warrants to purchase 250,000 shares of Juniper Common Stock. After giving effect to the Merger and assuming there is no downward adjustment for trade payables and that no Juniper Class B common stockholder votes against the Merger and converts his or her shares to cash, the existing Juniper stockholders will own approximately 55% of the then issued and outstanding common stock of the combined company. Further contingent consideration may be issued to Firestone shareholders based on the achievement of certain future milestones of the combined company.

The proposed Merger is subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the Merger by our Class B stockholders. We filed a Joint Proxy Statement/Form S-4 Registration Statement with the SEC on September 21, 2006 and an amendment to such filing on November 6, 2006. There can be no assurance that the Merger will be consummated.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2006 of $45,974 consisted of interest income on the Trust Fund investment of $189,061 and interest on cash and cash equivalents of $2,742, offset by general and administrative expenses of $121,829 which includes $7,000 related to Delaware Franchise tax, $22,500 related to an administrative services agreement with an affiliate of a stockholder, $41,425 of professional fees, insurance expense of $22,065 and other expenses of $28,839, and $24,000 for income taxes.

Net loss for the three months ended September 30, 2005 of $(4,693) consisted of interest income on the Trust Fund investment of $98,286 and interest on cash and cash equivalents of $2,385, offset by general and administrative expenses of $105,364, which includes $19,000 related to Delaware Franchise tax and $22,500 related to an administrative services agreement with an affiliate of a stockholder, $17,708 of insurance expense and other expenses of $46,156.

Net income for the nine months ended September 30, 2006 of $97,598 consisted of interest income on the Trust Fund investment of $510,032 and interest on cash and cash equivalents of $18,164, offset by general and administrative expenses of $378,598 which includes $22,000 related to Delaware Franchise tax, $67,500 related to an administrative services agreement with an affiliate of a stockholder, $143,674 of professional fees, insurance expense of $64,565 and other expenses of $80,859, and $52,000 for income taxes.

Net loss for the period from February 3, 2005 (inception) through September 30, 2005 of $(13,142) consisted of interest income on the Trust Fund investment of $98,286 and interest on cash and cash equivalents of 2,385, offset by general and administrative expenses of $113,813, which includes $19,000 related to Delaware Franchise tax and $22,500 related to an administrative services agreement with an affiliate of a stockholder, insurance expense of $17,708 and other expenses of $54,605.

Net income for the period from February 3, 2005 (inception) through September 30, 2006 of $112,759 consisted of interest income on the Trust Fund investment of $737,283 and interest on cash and cash equivalents of $27,018, offset by general and administrative expenses of $590,142, which includes $48,151 related to Delaware Franchise tax, $112,500 related to an administrative services agreement with an affiliate of a stockholder, $199,588 of professional fees, insurance expense $103,523 and other expenses of $126,380, and $61,400 for income taxes.

We consummated our initial public offering of 250,000 Series A units and 1,250,000 Series B units on July 20, 2005. On July 29, 2005, we consummated the closing of an additional 16,000 Series A Units and 187,500 Series B Units that were subject to the over-allotment option. On August 26, 2005, we consummated the closing of an additional 8,000 Series A Units that were subject to the over-allotment option. Proceeds from our initial public offering were $15,603,823, net of underwriting and other expenses of $1,791,927, of which $14,518,750 was deposited into the Trust Fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We may use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

Our current cash position is approximately $203,000. We have outstanding payables, accrued acquisition costs and other accrued expenses of approximately $321,000 at September 30, 2006, and accordingly our short term liabilities exceed our available cash position by approximately $118,000. We have reached agreement with certain service providers on deferral of payment of fees until the closing of the Merger. If the Merger is not approved by our Class B stockholders and accordingly the entire Trust Fund is distributed to such Class B stockholders, we may not have sufficient funds available to satisfy all of our obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $1,791,927 in underwriting discounts and commissions related to the offering.

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
Dated: November 13, 2006
/s/ Stuart B. Rekant
Stuart B. Rekant Chairman of the Board and Chief Executive Officer
/s/ Robert B. Becker
Robert B. Becker Chief Financial Officer, Treasurer and Secretary