Form 10KSB
period 2006-12-31
Juniper Partners Acquisition Corp.
filed 2007-04-05
CIK 1318862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2006

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 001-33252

JUNIPER CONTENT CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-2278320 (Small Business Issuer I.R.S. Employer I.D. Number)
56 West 45th Street, Suite 805, New York, New York (Address of principal executive offices)	10036 (Zip Code)

(212) 398-3112
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Series A Units consisting of two shares of Common Stock, par value $.0001 per share, five Class W Warrants each to purchase one share of Common Stock and two Class Z Warrants each to purchase one share of Common Stock

Series B Units consisting of two shares of Common Stock, par value $.0001 per share, one Class W Warrant and one Class Z Warrant
Common Stock, $.0001 par value per share
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

Issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

As of April 2, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was $8,736,468.

As of April 2, 2007, there were 5,618,127 shares of common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Background

Juniper Content Corporation (formerly Juniper Partners Acquisition Corp.) was incorporated in the State of Delaware on February 3, 2005 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

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

On January 19, 2007, our wholly-owned subsidiary, Firecomm Acquisition, Inc. (‘‘Merger Sub’’), a Delaware corporation, consummated a merger with Firestone Communications, Inc. (‘‘Firestone’’), a Delaware corporation, as a result of which Firestone became our wholly-owned subsidiary pursuant to the Agreement and Plan of Merger dated August 15, 2006, among us, Merger Sub, Firestone and certain stockholders of Firestone. At the closing of the merger, the Firestone stockholders were issued an aggregate of 2,676,127 shares of Juniper common stock, 125,000 Class W Warrants and 125,000 Class Z Warrants. As a result of the merger, all shares of our Series B common stock automatically were converted into shares of our common stock. Holders of 481,100 shares of Class B common stock voted against the merger and elected to convert their shares into a pro rata portion of the trust fund (approximately $5.38 per share or an aggregate of $2,588,318). As part of the transaction, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as permitted in the merger agreement, with the unretired debt remaining non-recourse to the ¡Sorpresa! network and related programming assets and services.

After giving effect to the (i) issuance of shares of common stock in the merger and (ii) conversion of shares, there are currently 5,618,127 shares of our common stock outstanding. The balance of the funds in the trust account (approximately $13,000,000) were then released to us for working capital.

At the closing of the merger, 267,613 shares of the Juniper common stock that were issued to the Firestone stockholders were placed in escrow (with an independent escrow agent) as the sole remedy to provide a fund for the indemnification of Juniper from losses it sustains as a result of: (i) the inaccuracy or breach of any of Firestone’s representations or warranties in the merger agreement or any certificate delivered by Firestone to Juniper pursuant to the merger agreement or its closing; (ii) the non-fulfillment or breach of any covenant or agreement of Firestone in the merger agreement; and (iii) FCC universal service fund contributions assessed against Firestone with respect to any period prior to January 19, 2007 to the extent not paid or reserved against in Firestone’s financial statements. The escrow period ends on the thirtieth day after the date that we file our annual report on Form 10-K (or Form 10-KSB) for the year ending December 31, 2007.

In this discussion of our business, unless the context otherwise requires, references to we, us, etc. include Juniper and Firestone.

General

We are a media and entertainment company focused on branded content services in high growth markets operating across multiple distribution channels. Our business has three principal revenue streams, each of which is discussed separately below:

•	The ¡Sorpresa! television programming network and digital community – the nation’s first children’s cable television network broadcasting exclusively in Spanish.

•	A Network Operations Center

•	Production services operations

Our facilities include soundstages, video and audio recording equipment, state of the art video and audio edit suites and uplink capabilities, which enable the real time transmission of content to cable system receivers, direct broadcast satellite (‘‘DBS’’) systems and over the air broadcasters that provide such programming to viewers nationwide. We use our facilities for the production and distribution of ¡Sorpresa! and also offer our facilities to third parties.

¡Sorpresa! – The Television Network and Digital Community

¡Sorpresa! is the nation’s first children’s cable television network broadcast exclusively in Spanish, offering culturally relevant Spanish language programming for children aged 2 to 17. ¡Sorpresa!’s ‘‘digital community’’ reflects the aggregate of our activities to expand the network’s reach beyond traditional cable, broadcast and DBS television to an audience that can access ¡Sorpresa! content through internet, interactive, mobile and other broadband and digital platforms.

Television Distribution

We derive most of our ¡Sorpresa! revenue from distribution of the television network over cable and broadcast television platforms. At December 31, 2006, ¡Sorpresa!’s educational, sports and news programming is delivered on a stand-alone, twenty-four hour, seven day a week program network to more than 713,000 ¡Sorpresa! subscribers over 350 local cable television systems in 22 out of the 25 largest U.S. Hispanic markets. ¡Sorpresa! programming is also distributed to third-party broadcasters and cable channels, including two four-hour weekend programming blocks that are provided to Azteca America, the nation’s third largest Spanish language television network, which reaches more than 9.5 million Hispanic television households nationwide, on a weekly basis.

Syndication

¡Sorpresa! is distributed over cable television systems through our affiliation agreements with the nation’s largest multiple cable system operators (‘‘MSOs’’). We also provide 8 hours of ¡Sorpresa! programming weekly to Azteca America. Under the Azteca America – ¡Sorpresa! agreement, we retain two minutes of advertising inventory each hour and Azteca America and its affiliates retain the balance of inventory. The Azteca America agreement expires in July 2007 with an option for Azteca America to extend the agreement for a three-year renewal term.

Cable Television

Delivery to viewers as a television programming channel over digital cable systems is ¡Sorpresa!’s primary mode of distribution. Central to ¡Sorpresa!’s distribution as a cable service are our MSO agreements with the six largest MSOs in the United States:

•	Time Warner Cable

•	Cox Communications

•	Comcast

•	The National Cable Television Cooperative (‘‘NCTC’’)

•	Cablevision

•	Charter Communications.

Each MSO is the owner of multiple local cable television systems. Typically, each local cable system serves a, or a portion of a, single city, town or village. A number of commonly-owned cable systems in a contiguous region may share common administrative functions, such as advertising sales, network relations and programming. Each MSO agreement grants us the right to seek carriage for ¡Sorpresa! on that MSO’s local cable systems, subject to the agreement of each local system.

Under the MSO agreements, we retain the right to sell all in-program advertising, while the local cable system is granted the right to sell and preempt a pre-determined amount of advertising inventory per hour. The cable system retains the right to charge and collect fees from viewers who subscribe to the ¡Sorpresa! service and, after an introductory free period, pays us a monthly subscriber fee. Thus, once established, an agreement with an MSO provides us with the opportunity for a dual revenue stream, although we cannot assure you that this will be maintained in the future as we seek to expand our audience as widely as possible to secure advertising revenue.

Fiber Optics

In addition to carriage on cable systems, we have secured carriage similar to that provided by cable through Verizon FiOS, the first telephone fiber optic service in the country, which is presently available in parts of New York, New Jersey and Texas and ultimately may be available nationwide.

DBS

Although we have had periodic discussions with the two primary DBS satellite services – DirecTV and EchoStar – we currently have no agreement with either. If we are successful in securing DBS carriage on EchoStar, DirecTV or both services, it would significantly increase distribution for the ¡Sorpresa! television network. An alternative to cable television, DBS satellite services provide television programming to approximately 25% of all television households and 18.5% of Hispanic television households. A DBS carriage agreement typically would obligate us to program ¡Sorpresa! as a premium-tier channel, for which the carrier would charge subscription fees — either as a stand-alone channel, or in a package with other channels appealing to a common interest (e.g. as part of a Spanish-language or children’s television package). Customarily, the DBS carrier would pay us a per subscriber fee and reserve most of the advertising inventory for us. Thus, as with cable television, we would enjoy dual revenue streams from subscription fees and in-program advertising. However, we cannot assure you we will be able to secure such dual revenue streams and even if we did, we may determine to forego such opportunity in order to pursue advertising sales.

Digital Community

The emergence of technologies that facilitate the production, storage and distribution of audio-visual media in digital configurations, coupled with increasing user acceptance of alternative digital distribution, suggest that digital platforms will play an increasingly important role in the distribution of audio-visual content, while the dominance of traditional cable and broadcast television outlets will decrease.

¡Sorpresa!’s digital community extends the network’s reach to internet, interactive, mobile and other digital and broadband distribution platforms. ¡Sorpresa! content is currently available on our sorpresatv.com website, where the network’s viewers can interact with the network and each other, and on third-party digital platforms, through our distribution agreements with website, mobile and other digital service providers.

¡Sorpresa! currently produces versions of its program content that are technologically and creatively suited for distribution over internet, mobile and other digital platforms, and offers ¡Sorpresa! content over a number of them. We have established the Sorpresatv.com website, where users can download and view selected ¡Sorpresa! short form programs, access related content, participate in interactive discussion about ¡Sorpresa! programming and related topics of interest, communicate with other ¡Sorpresa! users and viewers, and receive information about the network and its partners in text and video format.

We also provide ¡Sorpresa! content to third-party internet, mobile, video-on-demand (‘‘VOD’’) and short message service (‘‘SMS’’) services, expanding its potential audience by millions, and increasing the awareness of the ¡Sorpresa! brand. Such service providers with which we have agreements include:

•	Google Video

•	AOL Video

•	MSN.com

•	Akimbo

•	MobiTV (cellular video provider to Sprint and Cingular)

•	Comcast Video On Demand

These digital platform agreements are revenue-generating from both pay-per-view and advertising revenue share supported models. We are responsible for identifying the content for the various mediums and encoding the media into the proper formats. Utilizing our post-production facilities, content is digitized and otherwise encoded from source tapes, edited and subsequently trans-coded for delivery to the various platforms.

While we do not currently generate significant revenue from the utilization of ¡Sorpresa! digital content, we believe that the expansion of features on its sopresatv.com website, increased awareness of the ¡Sorpresa! brand and the rapid growth of third-party digital services will result in opportunities to realize significant advertising, subscription and pay-per-view revenues from ¡Sorpresa! digital content in the near future. We also believe that our current participation in digital distribution activities at the early stages of consumer acceptance will leave ¡Sorpresa! well-positioned to exploit digital distribution opportunities as digital industries mature.

Program Acquisition & Production

We acquire program content for ¡Sorpresa! under license from third parties. The network’s licensors are typically foreign broadcasters and producers in Puerto Rico, as well as Spanish speaking territories outside the United States. We acquire licensed programming in exchange for license fees and, in most cases, secure rights for unlimited runs on the network and for online, mobile and other media throughout the United States and its territories for multiple year terms.

We intend to commence production of original programming for ¡Sorpresa! in the near future. Because we own and control significant production facilities, we believe that we can produce original programming on favorable economic terms and retain the benefit of rights ownership of such programming.

Advertising

Our management believes we are well positioned to realize revenue growth from the sale of in-program advertising on ¡Sorpresa!. We expect that ¡Sorpresa! will become increasingly attractive to many national advertisers, particularly when it surpasses the 1,000,000 subscriber threshold, a number that ¡Sorpresa! is targeting to achieve in 2007, building on its current base of more than 713,000 subscribers. According to Kagan Research, the Hispanic cable network advertising market is poised for significant growth, and is expected to increase by 32% annually through 2010, compared with a 7.9% rate of increase for all of the U.S. television advertising market. According to Kagan, during this period, the Hispanic advertising market will begin to close the gap between its share of all television households and its share of all dollars spent on television advertising. Furthermore, according to Kagan, another characteristic of the Hispanic demographic that particularly appeals to advertisers is its youth. Hispanics that are younger than 24 years old represent 45.8% of the total Hispanic population, while only 34.4% of the United States total population is under the age of 24. Hispanic buying power will grow from $798 billion to $1.2 trillion in five years according to Kagan. In this environment, we expect that ¡Sorpresa! will benefit from increased spending as a result of its defined position as the nation’s first Hispanic children’s network within the broader high growth Hispanic advertising sector. Moreover, the expansion of the ¡Sorpresa! digital community will offer additional opportunities for advertising growth, as the market for advertising on internet, mobile, VOD, SMS and other digital and broadband platforms matures.

Network Operations Center: Uplink and Related Services for Network Distribution

Our Network Operations Center offers our customers a state-of-the-art, fully-automated, digital facility with full-service satellite uplink and master control capabilities. The Network Operations Center also offers automated traffic systems, C-Band digital uplink, multiple downlink antennas, live program switching, digital video servers, a live production control room and studios for live or taped programs. At capacity, we can uplink and manage a maximum of eight television networks on a twenty four hour a day, seven day a week basis. We generate revenue by reselling satellite time and providing the technical management of a television network’s program delivery.

Uplink Services.    We lease a transponder with a capacity of 36 MHz on one of Intelsat America’s satellites, which we distribute evenly across eight channels. In addition to receiving transmissions over satellite, our facility is equipped with multiple nodes to send and receive content over fiber-optic cable.

Related Services.    In connection with its uplink service offerings, we also provide engineering and other technical services to broadcast and cable television clients. These services include originating a television network feed and delivering it to broadcasters and cable affiliates across the country. Master control operators originate, maintain and monitor the broadcast signals around the clock using state-of-the-art equipment.

We have secured one short-term and two multi-year contracts for use of the Network Operations Center, with the longest commitment expiring in 2013. We currently manage four networks, one of which is ¡Sorpresa!.

Production Services Operations

We operate a state of the art production facility capable of a wide range of video production services. It produces high-end broadcast and non-broadcast programming on video or film, in both English and Spanish. The production staff is fluent in English and Spanish.

We generate revenue by providing services, including:

•	live and taped studio production

•	creative services, including branding and on-air promotions

•	editing suites (Final Cut and Avid)

•	two sound stages

•	two graphic suites

•	studio rental

•	a fully-digital production control room

•	a tape operations center, and

•	an audio suite for producing programming.

We provide production services to both cable and broadcast companies and other corporate customers. Production capability includes:

•	commercial advertising

•	original programming

•	infomercials

•	corporate branding, sales and training videos, and

•	promotional content

At full utilization, we estimate that the Network Origination Center and its production services operations together potentially represent at least $10 million in annual revenue capacity.

Government Regulations

Firestone’s operations are subject to certain regulations administered by the Federal Communications Commission (‘‘FCC’’). The satellite earth station that used by Firestone’s Network Operations Center business operates under a license granted by the FCC.

While Firestone’s ¡Sorpresa! network programming is not subject to direct regulation, regulation of the cable systems that distribute ¡Sorpresa! affect the content and advertising that Firestone can program on ¡Sorpresa!. Regulations that most impact ¡Sorpresa! are those affecting cable systems’ carriage of children’s programming, which regulations limit the amount and type of advertising that can be broadcast within and in between children’s programming, and prohibit ‘‘host selling’’ – the in-program promotion of goods and services by program characters. ¡Sorpresa! may also be affected by regulation that restricts the number of distributed channels that can be owned by cable systems, as well as other content and advertised based regulation that does not currently impact system operators’ ability to distribute ¡Sorpresa!’s programming.

Intellectual Property Rights

We rely on a combination of confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property rights.

We own a United States trademark registration for the ¡Sorpresa! ‘‘!O!’’ logo in International Classes 38 and 41. We have also received Notices of Allowance from the U.S. Patent and Trademark Office with regard to the ¡Sorpresa! logo and the standard character mark SORPRESA in International Class 38.

As part of our efforts to protect our proprietary information, we enter into license agreements with our customers and nondisclosure agreements with certain of our employees, consultants and business partners. These agreements generally contain restrictions on disclosure, use and transfer of our proprietary information.

Potential Liability and Insurance

We maintain various types of insurance to cover our operations and potential liabilities in amounts we believe are adequate, including news-media liability, general liability, property liability, worker’s compensation and employment practices liability. We also attempt to manage our risk of liability through contractual indemnification provisions with our licensors, licensees and other business partners and through insurance maintained by us.

Our operating results could be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by us or where the indemnifying party does not fulfill its indemnification obligations to us.

Competition

We face competition in all of our operating areas. Some of our strongest competitors in production and network origination divisions include Andrita Studios, Crawford Atlanta, Globecast, Comcast Media Center and OlympuSat. Our ¡Sorpresa! network competes for viewers and revenues with other Spanish and English-language cable networks. Some English-language networks produce Spanish-language children’s programming and simulcasting certain programming in English and Spanish like Nickelodeon and Disney. Other programming entrants include Telemundo’s Qubo, Discovery Kids En Espanol and V-Me, which is a for-profit company that has obtained distribution through the digital spectrum of multiple PBS affiliates.

The level of competition has grown quickly in recent years and is expected to further increase in the future. Our competitive advantage will depend on:

•	The continued distribution growth of ¡Sorpresa! with cable and DBS operators.

•	The network’s ability to attract advertisers.

•	The ability to produce original programming to attract a broader audience.

•	The ability to offer advanced technological services (e.g., HDTV) to our NOC customers.

•	The ability to attract customers to utilize our facilities for production services.

Many of our competitors and potential competitors have more market share, are more established and have significantly greater resources than we do. There can be no assurance that our current or prospective competitors will not offer or develop technology, facilities, products or services that are superior to, or that achieve greater market acceptance than, our technology, facilities, products and services.

Employees

As of December 31, 2006, we had two executive officers and Firestone had 17 full-time employees, including one executive officer.

Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Risks Associated with Our Business

Risk Factors Specific to the ¡Sorpresa! Network Business

We may not be successful in securing sufficient distribution of the ¡Sorpresa! network.

Typically, cable and satellite carriage is secured by independent networks, such as the ¡Sorpresa! television network, through arm’s-length affiliation agreements with cable and satellite operators, in exchange for the network’s barter of in-network advertising inventory and the system provider’s payment of subscriber fees to the network. We rely exclusively on agreements with third-party cable system operators and plan to secure carriage on DBS services to distribute ¡Sorpresa! to potential viewers. As of December 31, 2006, ¡Sorpresa! had approximately 713,000 subscribers. We believe it will generate increased advertising and revenues when it passes the 1,000,000 subscriber threshold. However, we may not be successful in securing carriage agreements or securing carriage agreements on financially advantageous terms that are adequate to ensure the distribution of ¡Sorpresa! to 1,000,000 or more subscribers. If we cannot achieve sufficient distribution of ¡Sorpresa!, we will not be able to generate sufficient revenues to support our ¡Sorpresa! operations.

The affiliation agreements typically provide for payment to us based on each subscriber that receives the ¡Sorpresa! network. In most cases, the agreements also usually include ‘‘most favored nation’’ (‘‘MFN’’) clauses, which obligate us to offer the operator any more favorable economic terms we negotiate with any other MSO. Although the affiliation agreements currently provide for payment of subscriber fees to us, we may determine in the future that it is in our best interests to enter into new affiliation agreements that will trigger the MFN clauses of the existing affiliation agreements, thereby reducing or eliminating altogether the revenue received from subscriber fees under some or all of the existing affiliation agreements.

We may not be successful in promoting the availability of ¡Sorpresa! to potential viewers in markets where we have secured carriage for the network.

Because the fees that we can charge advertisers to advertise on ¡Sorpresa! are based on the number of potential viewers once we have secured carriage for ¡Sorpresa! in a given geographic market, we must create viewer awareness that ¡Sorpresa! is available on local cable systems or national satellite services. Customarily, startup television networks create such awareness through advertising on television, radio, internet, outdoor (billboards, bus shelters and other signage) and print, as well as by sponsoring special local promotions. Moreover, ¡Sorpresa! is targeted at a highly specialized demographic group, defined by two specific characteristics – Spanish speaking children between the ages of 2 and 17. Because the ability of advertising and promotional campaigns to influence television viewing behavior is unpredictable, and our ability to address ¡Sorpresa!’s target viewers and their parents’ limits the available media through which we effectively reach our target audience, we can offer no assurance that our advertising and promotion efforts will successfully create awareness of ¡Sorpresa! among its target viewers.

We may not be successful in programming ¡Sorpresa! with a mix of programming that appeals to a sufficient number of viewers.

¡Sorpresa! ’s ability to attract advertiser and advertising agencies depends on its ability to attract a sufficiently large, consistent audience. Typically, a television network develops a consistent audience by offering popular programming that appeals to an audience that views network programming on a regular, repeat basis. Because the appeal of any specific television programming is inherently subjective and unpredictable, maintaining a schedule of programming that consistently attracts a sufficiently large audience is challenging for any television network. As we have no historical experience offering a programming schedule that has been accepted by a sufficiently large audience, we can offer no assurance that our programming will have sufficient appeal to its potential audience to generate a large enough audience to attract advertisers that will purchase advertising time on the network or to pay advertising rates that are sufficient to support our operations.

Proposed changes to regulations affecting the television industry in the United States may create incentives for cable systems to displace or refuse carriage for ¡Sorpresa! or to demand carriage fees in excess of our ability to pay.

Most cable systems in the United States have the technological capacity to offer hundreds, even thousands, of channels of programming to their subscribers. Two current aspects of Federal Communication Commission (‘‘FCC’’) regulation promote cable systems’ carriage of independent programming. First, there are limitations on the percentage of program services under common control that any owner of multiple cable system operators (‘‘MSOs’’) may carry on its systems (‘‘cross-ownership’’). Second, under the FCC’s ‘‘Must Carry’’ rules, full power local over-the-air television broadcasters (‘‘Broadcast Licensees’’) may compel carriage of only one primary broadcast program channel by each cable system in such Broadcast Licensee’s designated market area (‘‘DMA’’). The FCC is currently reviewing both the cross-ownership rules and whether the Must Carry rules should be extended to Broadcast Licensees’ new digital programming services. In these proceedings, the cable industry is advocating a repeal or loosening of the cross-ownership rules, while the broadcast industry is aggressively advocating modifications to the Must Carry rules that would require cable systems to carry up to five channels of each broadcasters’ programming services. If the cross-ownership rules are repealed or loosened, it is likely that program services under common control with MSOs will consume a larger percentage of cable system channel capacity, thus reducing the availability of carriage capacity for and subscription fees paid to independent networks such as ¡Sorpresa!. If the Must Carry rules are modified to require cable systems to carry more program services originated by Broadcast Licensees, such broadcast services will consume a larger percentage of cable system channel capacity, thus reducing the availability of carriage capacity for and subscription fees paid to independent networks such as ¡Sorpresa!.

Major Hispanic television companies may enter the market for children’s programming with adverse competitive effects on our Network

¡Sorpresa! was the first Spanish language television network to offer programming to children in the United States on a 24/7 basis. However, Hispanic programming in the United States is currently dominated by two major media companies, Univision and Telemundo (a division of NBC – Universal), and, to a lesser extent, TV Azteca (collectively, the ‘‘Major Programmers’’). Together, the Major

Programmers offer Spanish language broadcast and cable services that reach nearly 100% of the U.S. Hispanic market. New entrants such as Telemundo, in conjunction with ION, launched a children’s programming service named Qubo, and a percentage of this programming is in Spanish. Another new entrant is V-Me, which launched with a number of PBS local stations as affiliates. V-Me is broadcast as a multicast programming service, but also enjoys digital/basic cable distribution in many largely Hispanic communities across the United States. As the Major Programmers and other programmers continue to enter the children’s market in a material way, such competition could have a negative impact on ¡Sorpresa!’s market position. Competition from one or more Major Programmers and other programmers could (i) increase our cost of licensing third party programming; (ii) require us to increase spending on original production in order to achieve production values that could compete with Major Programmer services; (iii) increase competition in the market for creative talent (i.e. producers, writers, actors and other on-air talent), resulting in either increased costs to us or our inability to secure the highest quality creative talent; and (iv) create competition between us and Major Programmers for limited cable and satellite carriage capacity.

We may be unsuccessful in generating sufficient advertising revenue to sustain profitable operations.

Our primary source of revenue from network operations will be the sale of on air advertising inventory. However, even if we are successful in securing distribution of ¡Sorpresa! to a sufficient number of Hispanic television households and, in fact, draw a significant number of viewers, we may not generate sufficient revenue to support operations due to factors outside of our control. First, as we are the first children’s Hispanic television network, there is no established market for advertising inventory in Spanish language children’s programs. Thus, the rates that advertisers are willing to pay to advertise on ¡Sorpresa! may be less than we anticipate based on advertising rates for other television programming. Second, fluctuations in the value of television advertising inventory based on factors outside of our control, such as general macroeconomic conditions, the relative scarcity of advertising inventory across all media outlets and the perceived effectiveness of television advertising, may have a negative effect on the rates we can charge for advertising on ¡Sorpresa!. Finally, the effectiveness of our efforts to efficiently manage our advertising inventory will be materially affected by our ability to develop or retain an effective advertising sales organization. Because the factors outside of our control may not develop in a manner that will favor us, and/or we may not succeed at developing or retaining an effective advertising sales organization, we cannot offer any assurance that we will generate sufficient revenues from advertising sales to support our ¡Sorpresa! operations.

The emergence of non-traditional digital modes of distributing television programming is likely to erode the size of the cable television audience.

In the past eighteen months, a number of services offering motion picture and television programs through non-traditional means, primarily the internet and private addressable set-top boxes (collectively the ‘‘Alternative Distribution Systems’’), have been launched. It is anticipated that many more Alternative Distribution Systems will be available in the near future, offering significant competition to cable and DBS services for viewers. The Alternative Distribution Systems allow viewers to select, view and store programming over the internet without receiving a terrestrial broadcast signal or subscribing to a cable or DBS service. While we plan to make ¡Sorpresa!’s programming and other content available over a number of Alternative Distribution Systems, there is no established business model for programmers of Alternative Distribution Systems to generate revenue associated with users’ consumption of programming, and no sustainable business model may ever be developed. At the same time, Alternative Distribution Systems will likely erode the aggregate audience for traditional forms of television, thus reducing the overall audience viewing ¡Sorpresa! on cable and satellite television. Such a reduced television audience is likely to have an adverse effect on the rates that we can charge advertisers for network advertising inventory.

Risks Related to our Production Services Business

Competition in the production services business may impair our ability to generate revenue from providing production services.

Our video production facility and services business is largely based on offering soundstage rental, production equipment, post-production equipment and services to producers of video content. These services are largely perceived as commodity services by our clients. Accordingly, competitors with lower real estate costs and/or depreciated equipment may be able to offer competitive services and facilities at lower cost than we currently offer, thus impairing our market share and/or requiring us to reduce our fees for facilities and associated services. If competitors are able to offer comparable facilities and services at lower cost than our current rates, our income from offering production facilities and services may decline.

Increases in regional or local tax incentives in jurisdictions other than Texas may draw production activities away from the Dallas-Fort Worth market, reducing demand for our production facilities.

Many U.S. state and international jurisdictions offer significant tax related incentives to motion picture and television producers who produce programs within the incentive-granting jurisdiction. These incentives can be offered in the form of a tax credit, deduction or abatement based on the amount spent locally by a producer in a given jurisdiction or in the form of interest-free loans to producers. If the number of jurisdictions offering such incentives increases, or if the level of incentive in jurisdictions offering incentives were to increase, such programs could attract production activity that would otherwise occur in the Dallas-Fort Worth area. If enhanced or additional production incentives in jurisdictions other than Texas were to have the effect of reducing production activity in the Dallas-Fort Worth area, such a reduction in production activity would likely reduce the demand for and revenue generated by our production services operation.

Rapid advances in the development of production technology and equipment may require us to incur unexpected capital expenditures in order to remain competitive.

New technology and equipment used for motion picture and video production, particularly the technology and equipment used for post-production (e.g. editing and sound finishing), is being developed and introduced to the market at an increasingly rapid pace, rendering some existing technologies and equipment outmoded before facilities can enjoy an adequate return on investment in such technology and equipment. This escalating pace of technological advance increases the risk that some of our production and post-production equipment could be rendered obsolete or outmoded within a shorter period of time than we anticipate. If a material amount of our technology and equipment becomes obsolete or outmoded too rapidly, we could be forced to incur significant unplanned capital expenditures in order to remain competitive in the production facilities and services business.

Risks Relating to our Network Operations Center Business

If Intelsat’s Intelsat 13 transponder becomes inoperable for a material period of time or experiences a total failure, we could lose all revenue from offering transponder services.

We have a long-term agreement with Intelsat, pursuant to which Intelsat provides dedicated bandwidth to us on one of its transponders. Additionally, we maintain disaster recovery capabilities, through a fiber link to an alternative satellite provider that is available in the event of transponder failure. If the transponder were to experience significant sustained outages or a total failure and the disaster recovery capacity is not sufficient to enable us to provide uninterrupted service to its customers at the required service levels, our ability to offer uplink services without securing agreements to secure alternative transponder capacity may be impaired. In the event of such an impairment or failure, we could lose some or all of our recurring revenues from offering transponder services and could be in breach of agreements with our customers.

If additional satellites offering transponder services are placed into service, our revenues from transponder services may decrease materially.

Currently, there is a finite amount of transponder capacity in the marketplace and a significant demand for bandwidth on the various satellites that are available to provide uplink/downlink transponder bandwidth. However, additional satellites with uplink/downlink transponder capacity could be launched in the future, thus increasing the aggregate transponder bandwidth available in the marketplace. If additional transponder capacity were introduced to the marketplace, such additional capacity could depress the market price for the transponder services we offer and our revenues from providing transponder services could decrease materially.

If newly-developed technologies are successful in providing real time transmission of television and motion picture content, our revenues from transponder services may decrease materially.

New technologies, including long-haul fiber networks and interconnected facilities employing digital broadcast spectrum, have the potential to power new services for the real-time transmission of large amounts of audio-visual content. If such new products and services can be successfully developed to offer economically attractive services, they could create significant competition for satellite based services as a means of transmitting audio-visual content. If such services are, in fact, successful in competing with satellite based services, such competition could erode our client base for transponder services and depress the market price for transponder services. If we were to lose transponder service clients to services based on new technologies and/or experience a reduction in the market price of transponder services, our revenues from transponder services could decrease materially.

Risks Relating Generally to our Business and Financial Condition

Firestone has had recurring losses from operations, a large accumulated deficit and a negative net worth and may never achieve and maintain profitability.

From July 2003, when Firestone’s current management began to operate its business, through December 31, 2006, Firestone incurred aggregate net losses of $7,820,454. As of December 31, 2006, it had an accumulated deficit of $9,912,585 and a negative net worth of $5,645,784. There is no assurance that it will ever be able to achieve profitability.

Our business is currently dependent upon just a few customers and client industries, the loss of any of which could be materially adverse to our financial condition and future prospects.

During the year ended December 31, 2006, Firestone had five customers that accounted for approximately 73% percent of its revenue and one customer accounted for approximately 78% of its revenue during the year ended December 31, 2005. The loss of, and the failure to replace, any significant portion of the services provided to any significant customer has had, and in the future could have, a material adverse effect on our financial health. Furthermore, we derive much of our revenue from services provided to the television and television production industries. Fundamental changes in the business practices of any of these client industries could cause a material reduction in demand by our clients for the services offered by us. Factors that could impact television advertising and the general demand for original entertainment content include the growing use of personal video recorders and video-on-demand services, continued fragmentation of the marketplace and competition for the attention of television audiences.

General Risks

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We currently have outstanding Class W warrants to purchase 3,745,000 shares of common stock, Class Z warrants to purchase 3,745,000 shares of common stock and an option to purchase 12,500 Series A units and/or 62,500 Series B units, which if exercised, will result in the issuance of an additional 250,000 warrants. The Class W and Class Z warrants are currently exercisable. Moreover, we may issue an additional 1,000,000 Class W warrants and 1,000,000 Class Z warrants if certain milestones are achieved by Firestone. To the extent these warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Stuart B. Rekant, 12K, LLC, Varina Knight Mason Testamentary Trust II, Kimball Firestone, Leonard L. Firestone and Bert Getz, Jr. are parties to a voting agreement and collectively own 18% of our voting stock and have agreed to vote for each other’s designees to our board of directors through director elections in 2009. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

ITEM 2.    DESCRIPTION OF PROPERTY

We maintain our executive offices at 56 West 45th Street, Suite 805, New York, New York pursuant to an agreement with Hidden Treasures, Inc., an affiliate of Stuart B. Rekant, our chairman of the board and chief executive officer, and Paul Kramer, one of our directors. We pay Hidden Treasures a monthly fee of $7,500 which is for general and administrative services. We may terminate the agreement with Hidden Treasures at any time. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Hidden Treasures is at least as favorable as we could have obtained from an unaffiliated person. We are currently in the process of finding new office space to replace our existing space.

Firestone operates its 25,000 square foot state-of-the-art, fully digital Network Operations Center in a building located at 6125 Airport Fwy., Fort Worth, Texas 76117 under a lease from an entity affiliated with Raymond K. Mason, our Vice Chairman. An additional 14,000 square feet in the building are available for sublease by Firestone. The lease was modified on January 19, 2007 to provide for a five-year term at an annual rent of $210,310, and a five-year renewal term, at Firestone’s option, at an annual rent equal to that during the first five-year period increased by the same percentage as the consumer price index increases during the first five-year period. The modified lease also grants Firestone a right of first negotiation if the owner desires to sell the property.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants were traded on the Over-the-Counter Bulletin Board (‘‘OTCBB’’) under the symbols JNPPU, JNPPZ, JNPPA, JNPPB, JNPPW and JNPPL, respectively. In connection with our business combination with Firestone, our Class B common stock converted into common stock on a one-for-one basis and ceased trading as of January 22, 2007. We also changed our name to Juniper Content Corporation. Accordingly, our Series A units, Series B units, common stock, Class W warrants and Class Z warrants are now traded on the OTCBB under the symbols JNPCU, JNPBU, JNPC, JNPCW and JNPCZ, respectively. The following table sets forth the range of high and low closing bid prices for the Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants for the periods indicated since the units commenced public trading on July 15, 2005 and since the common stock, Class B common stock, Class W warrants and Class Z warrants commenced public trading on October 12, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Series A Units		Series B Units		Common Stock		Class B Common Stock				Class W Warrants		Class Z Warrants
	High	Low	High	Low	High	Low	High		Low		High	Low	High	Low
2007:
First Quarter	12.30	8.20	11.30	6.50	3.87	3.00	5.33	*	3.80	*	0.41	0.24	0.52	0.27
2006:
Fourth Quarter
Third Quarter	11.25	8.00	10.80	10.55	3.60	2.20	5.10		5.04		0.36	0.29	0.42	0.29
Second Quarter	12.10	11.15	11.60	10.80	4.00	3.05	5.15		5.08		0.56	0.33	0.62	0.40
First Quarter	11.75	9.60	11.25	10.25	3.35	2.42	5.13		4.92		0.54	0.39	0.56	0.38
2005:
Fourth Quarter	10.75	9.50	10.55	10.08	2.75	2.40	4.98		4.77		0.46	0.37	0.50	0.38
Third Quarter	10.55	9.75	10.15	9.70	—	—	—		—		—	—	—	—

*	Through January 19, 2007.

Holders

As of April 2, 2007, there was one holder of record of our Series A units, two holders of record of our Series B units, 47 holders of record of our common stock, 26 holders of record of our Class W warrants and 26 holders of record of our Class Z warrants.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

ORGANIZATION

We were formed on February 3, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business through the use of cash from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Recent Events

On January 19, 2007, Merger Sub consummated a merger with Firestone, as a result of which Firestone became our wholly-owned subsidiary pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’), among us, Merger Sub, Firestone and certain stockholders of Firestone (the ‘‘Merger’’). At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of our common stock, 125,000 of our Class W Warrants to purchase 125,000 shares of our common stock and 125,000 of our Class Z Warrants to purchase to 125,000 shares of our common stock.

Results of Operations

Net income for the year ended December 31, 2006 of $164,270 consisted of interest income on the Trust Fund investment of $701,000 and interest on cash and cash equivalents of $18,539, offset by general and administrative expenses of $469,269 and $86,000 for income taxes. General and administrative expenses include $30,250 related to Delaware Franchise tax, $90,000 related to an administrative services agreement with an affiliate of a stockholder, $155,270 of professional fees, insurance expense of $86,792 and other expenses of $106,957.

Net income for the period from February 3, 2005 (inception) through December 31, 2005 of $15,161 consisted of interest income on the Trust Fund investment of $227,252 and interest on cash and cash equivalents of $8,853, offset by general and administrative expenses of $211,544 and $9,400 for income taxes. General and administrative expenses include $26,151 related to Delaware Franchise tax and $45,000 related to an administrative services agreement with an affiliate of a stockholder, $55,915 of professional fees, insurance expense of $38,958 and other expenses of $45,520.

Net income for the period from February 3, 2005 (inception) through December 31, 2006 of $179,431 consisted of interest income on the Trust Fund investment of $928,252 and interest on cash and cash equivalents of $27,392, offset by general and administrative expenses of $680,813 and $95,400 for income taxes. General and administrative expenses include $56,401 related to Delaware Franchise tax, $135,000 related to an administrative services agreement with an affiliate of a stockholder, $211,185 of professional fees, insurance expense $125,750 and other expenses of $152,477.

Commencing on July 13, 2005 and ending on January 19, 2007, we incurred a fee from Hidden Treasures, Inc., an affiliate of Stuart Rekant, our chairman of the board and chief executive officer, and Paul Kramer, a member of our Board of Directors, of $7,500 per month for providing us with office space and certain general and administrative services. In February 2005, the Company issued a $81,250 non-interest bearing, unsecured note payable to Hidden Treasures, Inc. The note was repaid in full on July 21, 2005 from the proceeds of the offering.

Liquidity and Capital Resources

We consummated our initial public offering of 250,000 Series A units and 1,250,000 Series B units on July 20, 2005. On July 29, 2005, we consummated the closing of an additional 16,000 Series A Units and 187,500 Series B Units that were subject to the over-allotment option. On August 26, 2005, we consummated the closing of an additional 8,000 Series A Units that were subject to the over-allotment option. Proceeds from our initial public offering were $15,603,823, net of underwriting and other expenses of $1,791,927, of which $14,518,750 was deposited into the Trust Fund. The remaining proceeds were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

During 2006 we utilized approximately $427,000 in cash from our public offering funds not held in the Trust Fund to fund operations and $437,000 in cash from our public offering funds not held in the Trust Fund for legal, accounting and due diligence costs related to the Merger. As of December 31, 2006, we had approximately $75,500 in cash and cash equivalents remaining outside of the trust account and $639,000 in current liabilities of which approximately $542,000 were related to the Merger. Upon closing of the Merger in January 2007 the proceeds in the trust account of approximately $15.5 million were released to us and are available to settle outstanding liabilities, the conversion of certain Class B common stock and to fund our future operations, including those of Firestone.

In connection with the Merger, certain of our Class B stockholders owning 16.7% or 481,100 of the outstanding Class B common stock voted against the Merger and exercised his or her conversion right for a pro-rata distribution from the Trust Fund based on the value of the Trust Fund as of January 17, 2007. The per-share conversion price available to Class B stockholders was equal to the amount in the Trust Fund (inclusive of any interest thereon) as of January 17, 2007, two business days prior to the Merger, divided by the number of Class B shares sold in the public offering, or approximately $5.38 per share based on the value of the Trust Fund as of January 17, 2007. Accordingly, we were required to convert such shares to $2,588,318 in cash following notice of conversion from our stock transfer agent. Upon payment of the conversion amount to each Class B stockholder who voted against the Merger, and elected conversion of his or her class B common stock, we immediately cancelled such shares of Class B common stock. All remaining Class B common stock was converted into shares of our common stock.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to our annual financial statements included elsewhere in this Form 10-KSB. We believe the following critical accounting polices involved the most significant judgments and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents.    We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments.    Investments held in the Trust Fund consist of investments acquired, which are included in the Trust Fund, with maturities exceeding three months but less than three years. While our intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’, we classify all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement our strategies.

Income Taxes.    We follow Statement of Financial Accounting Standards No. 109 (‘‘SFAS’’), ‘‘Accounting for Income Taxes.’’ Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Net Income (loss) Per Share.    Net income (loss) per share is computed on the basis of the weighted average number of common stock and Class B common stock outstanding for the period, including common stock equivalents (unless anti-dilutive), which would arise from the exercise of stock warrants. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common and common, Class B stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of outstanding warrants to purchase common stock and the outstanding underwriters’ purchase option to purchase Series A units and Series B units is anti-dilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from our computation of fully diluted net income per share. Therefore, basic and diluted income per share were the same for the period from inception (February 3, 2005) to December 31, 2005 and for the year ended December 31, 2006.

Use of Estimates and Assumptions.    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

ITEM 8B.    OTHER INFORMATION

On January 19, 2007, we consummated our acquisition of Firestone. Attached to this Annual Report on Form 10-KSB as exhibits 99.1, 99.2 and 99.3, respectively, are (i) Firestone’s financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005, (ii) Firestone’s Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006 and (iii) unaudited pro forma condensed consolidated financial statements as of December 31, 2006 and for the year ended December 31, 2006.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Stuart B. Rekant	56	Chairman of the Board and Chief Executive Officer
Raymond K. Mason	80	Vice Chairman of the Board
Robert B. Becker	58	Interim Chief Financial Officer
Robert L. Allbritton	37	Director
John K. Billock	58	Director
Bert A. Getz, Jr.	39	Director
Richard Intrator	54	Director
Paul Kramer	75	Director

Stuart B. Rekant has been our Chairman of the Board and Chief Executive Officer since our inception. He is the founder and has served as the Chairman of the Board and Chief Executive Officer of Hidden Treasures, Inc., a private television production company specializing in nonfiction programming, since its inception in October 2001. Mr. Rekant has spent 30 years in the media and entertainment business with experience as an executive, entrepreneur and producer, having begun his career in the industry in 1975 as an attorney with Columbia Pictures Industries, Inc., and later as an entertainment lawyer in private practice. In 1978, he joined HBO as Director and then became Vice President of Business Affairs for the pay television network. In 1983, he went into the independent film finance, production and distribution business. Mr. Rekant began to focus on nonfiction programming and distribution in 1992 when he established U.S. News Productions, the factual programming unit of U.S. News and World Report, where as its President he developed and executive produced a number of documentary series for cable television. In 1994, Mr. Rekant founded Non Fiction Films Inc., a private documentary production company, where he continued to produce series for cable television. Later that year, Mr. Rekant sold Non Fiction Films to Winstar Communications, Inc., a publicly traded provider of broadband communications services and content, at which time he became President of Winstar New Media Company, Inc., the content arm of Winstar Communications. He served in this position until September 2001 and was responsible for building the unit’s media and information services business through internal development and acquisitions. Winstar New Media Company eventually grew to include: a film and television production and distribution operation; a radio production, an affiliation and ad sales divisions; Office.com Inc., a joint venture between Winstar Communications and CBS that was a business to business internet portal; and interests in television broadcasting. Mr. Rekant served as Chief Executive Officer of Office.com from 1999 to September 2001. In April 2001, Winstar Communications, along with most of its subsidiaries, including Winstar New Media Company and Office.com, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mr. Rekant supervised Winstar Communications’ sale of its interests in most of its new media and content operations and then departed Winstar to start Hidden Treasures. He received his A.B. from Colgate University and a J.D. from Boston University School of Law.

Raymond K. Mason has served as our Vice Chairman since January 2007 and as a director of Firestone since July 2003. Mr. Mason has been chairman of Rebuilding Services, Inc., Acorn Ventures, Inc. (since August 1998), 12K, LLC (since December 2003) and Connemara Capital Company, LLC (since December 2003), which are private investment companies with investments in real estate, media, financial services, oil and gas and transportation. From 1978 to 1998, Mr. Mason was Chairman, Chief Executive Officer and controlling shareholder of American Banks of Florida, Inc., which was merged into SouthTrust of Alabama, Inc. in 1998. Mr. Mason was the Chairman, President and Chief Executive Officer of The Charter Company, a holding company with investments in financial services, oil and gas marketing and production and insurance, from 1949 to 1987 and served as a director of

Florida National Banks of Florida, Inc., a Florida corporation, from 1960 to 1974. Mr. Mason received a B.A. in Economics from the University of North Carolina in 1949.

Robert B. Becker was our Chief Financial Officer, Treasurer, Secretary and a Director from our inception through January 2007. In connection with the consummation of the merger with Firestone, Mr. Becker resigned from all of his positions with us but he has continued to serve as our interim Chief Financial Officer and has served as our Secretary since March 2007. Since its formation in September 1986, Mr. Becker has been the President of Robert B. Becker Inc., a private consulting company specializing in business combinations, new business initiatives and contract negotiations in the entertainment, media and communications segments. From 1989 to 1991, he served as Chief Financial Officer and Treasurer of Memry Corporation, an American Stock Exchange listed company that develops and markets new products incorporating shape memory effect alloys. From 1980 until entering the consulting business, Mr. Becker served as Vice President and Controller of HBO, and Director of Programming Finance of HBO from 1978 to 1980. Prior to this, he held various positions in the finance department of Time Inc. Mr. Becker received a B.S. from the University of Northern Colorado.

Robert L. Allbritton has served as a Director since January 2007. He has also served as Chairman of the Board and Chief Executive Officer of Allbritton Communications Company (‘‘ACC’’), a communications company, since February 2001 and a Director of ACC since 1993. From 1994 to 1998, he was Executive Vice President and Chief Operating Officer of ACC, and from 1998 to 2001, he was President of ACC. He has also been involved in management of ACC’s seven ABC affiliated television properties at both the corporate and daily operational levels, including financial, technical, strategic, programming, sales, news and promotion. In addition to his positions with ACC, Mr. Allbritton was a director of Riggs National Corporation, a banking and financial services company, from 1994 to 2005 and Chairman of the Board and Chief Executive Officer from 2001 to 2005. Mr. Allbritton has served on the Board of Directors of the Washington Hospital Center since August 2002 and the Lyndon B. Johnson Foundation since May 2002. He has also served on the Board of the Trustees of The George Washington University since February 2002 and Wesleyan University since May 2003.

John K. Billock has served as a Director since January 2007. He also served as Vice Chairman and Chief Operating Officer of Time Warner Cable from October 2001 to July 2005. Prior to joining Time Warner’s Cable Division, Mr. Billock had been President of the US Network Group at Home Box Office since 1995 and had been with HBO since 1978. While at HBO, Mr. Billock had been involved in various aspects of its operations including its marketing, distribution, and programming operations. Prior to joining HBO, Mr. Billock served for three years as a product manager with Colgate Palmolive Company where he managed marketing and promotion activities for several consumer products. Mr. Billock received a B.A. from Wesleyan University and an M.B.A. from Boston University.

Bert A. Getz, Jr., has served as a Director since January 2007. He has also served as a director of Firestone since September 2005. Since September 2001, he has been a Co-Chief Executive Officer and director of Globe Corporation, a diversified family investment company and has served as President of Globe Development Company, a real estate development business since September 2006. Mr. Getz currently serves as an officer and director of Globe Management Company, the commercial property management arm of Globe Corporation. Mr. Getz has been a director of Wintrust Financial (NASDAQ: WTFC) since May 2001, which includes serving on the subsidiary boards of The Wayne Hummer Companies and Libertyville Bank & Trust. He has also been a director of IMS Companies LLC since October 2003, Top Driver Inc. since May 2006, and HDO Inc. since January 1997. Mr. Getz received a B.B.A. from the Cox School of Business at Southern Methodist University and an M.B.A. from the University of Michigan Business School.

Richard Intrator has served as a Director since our inception. Since July 2004, Mr. Intrator has been the Chief Executive Officer of Philanthria, LLC, a financial services firm providing capital solutions for charities and not-for-profit institutions. From August 2002 through July 2004, Mr. Intrator has provided transactional and operating advisory services to Founders Equity, Inc., a private equity firm. From January 2002 to August 2002, Mr. Intrator served as a crisis management consultant to media and entertainment companies. From February 2000 to January 2002, Mr. Intrator served as Executive Vice President of IMAX Corp., a Nasdaq National Market listed entertainment technology company, specializing in large-format and three-dimensional film presentations, and president of IMAX Enterprises, a subsidiary of IMAX Corp., where he was responsible for developing new opportunities for IMAX’s business. From 1997 to 1999, Mr. Intrator served as Managing Director and Head of the Media Investment Banking Group for PaineWebber Incorporated. From 1992 to 1996, Mr. Intrator served as Managing Director and Head of the Media and Entertainment and Communications Group of The Lodestar Group/LSG Advisors, a division of Societe Generale Securities Corporation. From 1986 to 1992, Mr. Intrator served as Senior Vice President of Investment Banking in the Media and Entertainment Group of Kidder, Peabody & Co., Inc. Mr. Intrator received a B.S. from The Wharton School at the University of Pennsylvania and an M.B.A. from Harvard Business School.

Paul Kramer has served as a Director since our inception. Since its formation in August 1994, Mr. Kramer has been a partner of Kramer Love & Cutler, LLP, a financial consulting firm, where he provides advisory services in a variety of areas including corporate governance, dispute resolution, interim executive management and restructurings. From October 1992 to July 1994, he provided private financial advisory services to various companies. From 1968 to September 1992, Mr. Kramer served as a partner of Ernst & Young, a registered public accounting firm. While at Ernst & Young, he served as the firm’s designated specialist for the broadcasting and publishing industries. He has been a director of Tridan Corp., a closed end, non-diversified management investment company, since July 2004. From 1993 to 2001, Mr. Kramer was a director of several other companies, including SFX Entertainment, Inc., a promoter, producer and venue operator for live entertainment events and a sports marketing and management company. He has also been a director of Hidden Treasures since February 2002. Mr. Kramer is a member of the National Association of Corporate Directors, the American Institute of CPAs and the American Arbitration Association. Mr. Kramer received a B.S. and an M.B.A. from Boston University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In August 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Juniper Content Corporation, 56 West 45th Street, Suite 805, New York, New York 10036.

Audit Committee Information

Upon consummation of the merger with Firestone, our board of directors established an audit committee with Messrs. Kramer, Getz and Intrator as its members, each an independent director, with Mr. Kramer acting as chairman. The purpose of the audit committee is to appoint, retain, set compensation of, and supervise our independent accountants, review the results and scope of the audit and other accounting related services and review our accounting practices and systems of internal accounting and disclosure controls. The board of directors believes that Mr. Kramer is an ‘‘audit committee financial expert’’ (as defined in Item 407(d)(5)(ii) of Regulation S-B). The board of directors also believes that Mr. Kramer would be considered an ‘‘independent’’ director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934. Since our audit committee was not formed until the consummation of the merger with Firestone, it did not meet in the year ended December 31, 2006.

Compensation Committee Information

Upon consummation of the merger with Firestone, our board of directors established a compensation committee with Messrs. Intrator, Billock and Allbritton as its members, each an independent director. The purpose of the compensation committee is to review and approve compensation paid to our officers and to administer the company’s incentive compensation plans, including authority to make and modify awards under such plans. Initially, the only plan will be the 2006 Long-Term Incentive Plan. Since our compensation committee was not formed until the consummation of the merger with Firestone, it did not meet in the year ended December 31, 2006.

Nominating Committee Information

Upon consummation of the merger with Firestone, our board of directors established a nominating committee in connection with the consummation of the merger. The members are Messrs. Getz, Kramer and Billock, each an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on Juniper’s board of directors. The nominating committee will consider persons identified by its members, management, stockholders, investment bankers and others.

Upon the consummation of the merger with Firestone, we entered into a voting agreement with 12K, LLC, Varina Knight Mason Testamentary Trust II, Kimball Firestone, Leonard L. Firestone and Bert Getz, Jr. (the ‘‘Firestone Majority Stockholders’’) and Stuart B. Rekant pursuant to which they agreed to vote for the following persons for election to our board of directors through the election in 2009 as follows:

•	in the class to stand for reelection in 2007: Richard Intrator, Robert L. Allbritton and John K. Billock;

•	in the class to stand for reelection in 2008: Paul Kramer and Bert Getz, Jr.; and

•	in the class to stand for reelection in 2009: Stuart B. Rekant and Raymond K. Mason.

Messrs. Mason, Getz and Allbritton are designees of the Firestone majority stockholders and Messrs. Rekant, Intrator and Kramer are designees of Mr. Rekant. Mr. Billock is a designee of both the Firestone Majority Stockholders and Mr. Rekant. Until our 2009 annual meeting, the nominees for our board of directors will be determined pursuant to the terms of the voting agreement and approved by the nominating committee.

We do not have any restrictions on stockholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Delaware corporate law and the federal proxy rules. Prior to the consummation of the merger agreement, we did not have a nominating committee or a formal means by which stockholders would nominate a director for election. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors.

ITEM 10.    EXECUTIVE COMPENSATION

Commencing on July 13, 2005 and terminating on January 19, 2007, we were obligated to pay Hidden Treasures, an affiliate of Mr. Rekant, a fee of $7,500 per month for providing us with office space and general and administrative services. We entered into an extension agreement as of January 19, 2007 to extend such agreement, cancelable at any time by us in writing to Hidden Treasures. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, was paid to any of our executive officers or any of their respective affiliates for the fiscal year ended December 31, 2006.

Compensation Discussion and Analysis

Overall, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and our needs within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our stockholders.

The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is anticipated that our executives’ compensation will have three primary components – salary, cash incentive bonus and stock-based awards. We view the three components of executive compensation as related but distinct. Although our compensation committee will review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. As our compensation committee was formed upon the consummation of the merger with Firestone, during the year ended December 31, 2006, we did not adopt any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

In addition to the guidance provided by its compensation committee, we may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases. Our compensation committee will be charged with performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies in the media and entertainment industries. We expect that the compensation committee will stay apprised of the cash and equity compensation practices of publicly held companies in the media and entertainment industries through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to us, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-merger business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary.    Generally, we, working with the compensation committee, anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that the compensation committee and board will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses.    We intend to design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. Near the beginning of each year, the board, upon the recommendation of the compensation committee and subject to any applicable employment agreements, will determine performance parameters for appropriate executives. At the end of each year, the board and compensation committee will determine the level of achievement for each corporate goal.

We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and accordingly, we have not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards.    We also will use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our stockholders and with our long-term success. The compensation committee and board will develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.

Equity awards will be granted through our 2006 Long-Term Incentive Plan, which was adopted by our board and our stockholders at our special meeting of stockholders held on January 19, 2007. All of our employees, directors, officers and consultants will be eligible to participate in the 2006 Long-Term Incentive Plan. Leonard Firestone and Christopher K. Firestone were granted options to purchase 120,000 shares and 30,000 shares of Juniper common stock, respectively, under the 2006 Long-Term Incentive Plan, pursuant to employment agreements that they entered into with Firestone upon the consummation of the merger. All options granted under the plan will have an exercise price at least equal to the fair market of our common stock on the date of grant. In addition, Mr. Rekant, our chairman and chief executive officer was granted options to purchase 350,000 shares of our common stock, pursuant to an employment agreement he entered into with us upon the consummation of the merger, but such options were not granted through the our 2006 Long-Term Incentive Plan.

We will account for any equity compensation expense under the rules of SFAS 123R, which requires a company to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also will require us to record cash compensation as an expense at the time the obligation is accrued.

Severance Benefits.    We currently have no severance benefits plan. We may consider the adoption of a severance plan for executive officers and other employee in the future. The employment agreements entered into by the persons stated above provide for certain rights and obligations in the event of the termination of employment.

Other Compensation.    We will establish and maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans will be available to all salaried employees and will not discriminate in favor of executive officers. We may extend other perquisites to our executives that are not available to our employees generally.

Employment Agreements

Stuart B. Rekant, our chairman of the board and chief executive officer, entered into an employment agreement with us, effective upon consummation of the merger with Firestone on January 19, 2007, providing for Mr. Rekant to be employed as chairman of the board and chief executive officer of both Juniper and Firestone. Further, Leonard Firestone, Firestone’s current chairman of the board and chief executive officer, and Christopher K. Firestone, Firestone’s current executive vice president of operations, have each entered into an employment agreement with Firestone, effective upon consummation of the merger, to be employed as its president and chief operating officer and executive vice president, respectively. Each employment agreement will be for a three-year term, subject to earlier termination in certain circumstances.

The employment agreements provide for initial annual base salaries of $450,000 for Mr. Rekant, $235,000 for Leonard Firestone and $125,000 for Christopher K. Firestone. Each employment agreement also provides for the provision of certain additional (‘‘fringe’’) benefits to the covered executive (such as paid vacation time, employee benefits, reimbursement for reasonable, ordinary and necessary travel and other business related expense). As discussed above, Mr. Rekant’s agreement provided for the grant to him upon the consummation of the merger of a stock option to purchase 350,000 shares of our common stock. The option is exercisable (i) with respect to 87,500 shares on January 19, 2007, the closing date of the merger with Firestone, (ii) with respect to an additional 87,500 shares on each of the first two anniversaries of the closing date, and (iii) with respect to an additional 87,500 shares on the second business day preceding the third anniversary of the closing date.

Mr. Leonard Firestone’s agreement provided for the grant to him on closing of the merger with Firestone an option to purchase 120,000 shares of our common stock. This option is exercisable as to 40,000 shares on January 18, 2008, 40,000 shares on January 18, 2009 and 40,000 shares on January 18, 2010. After a portion of the option becomes exercisable, it shall remain exercisable, subject to the provisions of our incentive plan, until the close of business on January 19, 2017. Christopher K. Firestone’s agreement provided for the grant to him upon the consummation of the merger of an option to purchase 30,000 shares of our common stock. Subject to the terms and conditions of our incentive plan, such option vests in three equal portions on each of the first three anniversaries of the closing date of the merger. Messrs. Rekant, Leonard Firestone and Chris Firestone’s options are exercisable at $3.80 per share (the fair market value on the date of grant).

The employment agreements contain certain restrictive covenants that prohibit the executives from disclosing confidential information. Mr. Rekant’s agreement prohibits him, during the employment term and for a period of one year thereafter, from competing with Juniper.

On January 20, 2007, we entered into a consulting agreement with Robert B. Becker Inc. (‘‘Consultant’’), a private consulting company and affiliate of Robert B. Becker. The agreement provides that Mr. Becker will serve as Juniper’s interim chief financial officer through May 19, 2007, with our right to extend such term to July 18, 2007. We paid the Consultant $75,000 upon execution of the agreement and will pay the Consultant $31,250 per month until May 19, 2007 and $35,000 per month thereafter.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

At December 31, 2006, we did not have any equity compensation plans. Subsequent to December 31, 2006, we consummated our business combination with Firestone and currently have the following equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders*	150,000 shares of common stock	$3.80	450,000 shares of common stock
Equity compensation plans not approved by security holders	350,000 shares of common stock	$3.80	N/A
Total	500,000 shares of common stock	$3.80	450,000 shares of common stock

*	Upon the consummation of our merger with Firestone, our stockholders approved the 2006 Long-Term Incentive Plan.

As stated above, Mr. Rekant, our chairman of the board and chief executive officer, entered into an employment agreement with us, effective upon consummation of our merger with Firestone. Mr. Rekant’s agreement provided for the grant to him upon the consummation of the merger of a stock option to purchase 350,000 shares of our common stock. The option is exercisable (i) with respect to 87,500 shares on January 19, 2007, the closing date of the merger with Firestone, (ii) with respect to an additional 87,500 shares on each of the first two anniversaries of the closing date, and (iii) with respect to an additional 87,500 shares on the second business day preceding the third anniversary of the closing date.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 2, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares		Percentage
Raymond K. Mason(2)	2,393,645	(3)	42.4%
Stuart B. Rekant	1,061,725	(4)	15.9%
Robert B. Becker	350,000	(5)	5.9%
Paul Kramer(6)	50,000	(7)	*
Richard Intrator(8)	50,000	(7)	*
Bert A. Getz, Jr.(9)	369,930	(10)	6.5%
Robert L. Allbritton	15,000		*
John K. Billock	10,000	(11)	*
Langley Partners, L.P(12)	572,000	(13)	9.7%
Fir Tree, Inc.(14)	425,100	(15)	7.6%
Millenco, L.P.(16)	903,798	(17)	14.3%
All current directors and executive officers as a group (7) individuals)	3,382,838	(18)	47.5%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following is 56 West 45th Street, Suite 805, New York, New York 10036.

(2)	The business address for Mr. Mason is 2022 Hendricks Avenue, Jacksonville, FL 32207.

(3)	Represents (i) 1,786,183 shares of common stock held by Mr. Mason, (ii) 8,454 shares of common stock held by Connemara Capital Company, LLC, of which Mr. Mason is sole manager and member, (iii) 526,132 shares of common stock held by the Varina Knight Mason Testamentary Trust II, of which Mr. Mason is sole trustee and income beneficiary, (iv) 32,876 shares of common stock held by Varina Knight Mason Testamentary Trust II, LLC, of which the only member is the Varina Knight Mason Testamentary Trust II, and (v) 40,000 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants held by 12K LLC, of which Mr. Mason is sole manager and controlling member.

(4)	Represents (i) 5,000 shares of common stock held by the Stuart B. Rekant Inc. Profit Sharing Plan QRP, of which Mr. Rekant is the beneficiary, (ii) 87,500 shares issuable upon exercise of stock options, (iii) 50,000 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants owned by Mr. Rekant, and (iv) 914,125 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants owned by Hidden Treasures. As Mr. Rekant is Chairman and Chief Executive Officer of Hidden Treasures, he may control voting and disposition over those shares. Does not include 262,500 shares issuable upon exercise of a stock option that is not currently exercisable and will not be exercisable within 60 days.

(5)	Represents the 350,000 shares of common stock issuable upon the exercise of presently exercisable Class W warrants and Class Z warrants.

(6)	The business address of Mr. Kramer is Kramer Love & Cutler LLP, 675 Third Avenue, New York, New York 10017.

(7)	Represents 50,000 shares of common stock issuable upon the exercise of presently exercisable Class W warrants and Class Z warrants.

(8)	The business address of Mr. Intrator is 150 East 58th Street, 39th floor, New York, New York 10155.

(9)	The business address for Mr. Getz, Jr. is 770 Lake Cook Road, Deerfield, IL 60015.

(10)	Represents (i) 71,259 shares of common stock held by Mr. Getz, (ii) 251,067 shares of common stock held by Globe Corporation, of which Mr. Getz, Jr. is Co-Chief Executive Officer, (iii) 15,868 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants held by Mr. Getz and (iv) 31,736 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants held by Globe Corporation.

(11)	These shares are held by Perpetual Investments, Inc., of which Mr. Allbritton is the sole director and president. Perpetual Investments, Inc. is owned by parties and entities that are related to Mr. Allbritton.

(12)	The business address of Langley Partners is 535 Madison Avenue, 7th Floor, New York, NY 10022.

(13)	Represents (i) 286,000 shares of common stock and (11) 286,000 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants held by Langley Partners. Langley Capital, LLC is the general partner of Langley Partners. Jeffrey Thorp is the sole member and manager of Langley Capital, LLC. Langley Management, LLC is the investment manager of Langley Partners. Mr. Thorp holds a 99.9% membership interest in Langley Management, LLC and is the sole manager thereof. As a result, each of Langley Management, LLC, Langley Capital, LLC and Jeffrey Thorp are considered to share the power to vote or direct the vote of, and the power to dispose or direct the disposition of, the shares owned of record by Langley Partners. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on July 29, 2005.

(14)	The business address for Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(15)	Represents (i) 283,391 shares of common stock held by Sapling, LLC and (ii) 141,709 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. Jeff Tannenbaum is the president of each of Fir Tree, Inc. and Fir Tree Recovery Master Fund, L.P. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2007.

(16)	The business address of Millenco, L.P. is c/o Millennium Management, L.L.C., 666 Fifth Avenue, New York, New York 10103.

(17)	Represents (i) 70,798 shares of Common Stock; (ii) 14,000 Series A Units (each of which consists of two shares of Common Stock, five Class W warrants and five Class Z warrants); (iii) 52,700 Series B Units (each of which consists of two shares of Common Stock, one Class W Warrant and one Class Z Warrant); (iv) 454,200 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on January 29, 2007.

(18)	Includes 1,501,729 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants. Does not include 262,500 shares issuable upon exercise of a stock option that is not currently exercisable and will not be exercisable within 60 days.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In February 2005, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 812,500 Class W warrants and 812,500 Class Z warrants for $81,250 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals and entities set forth below, as follows:

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants	Relationship to Us
Stuart Rekant	100	25,000	25,000	Chairman of the Board and Chief Executive Officer
Robert Becker	0	175,000	175,000	Interim Chief Financial Officer
Paul Kramer	0	25,000	25,000	Director
Daniel Burstein	0	25,000	25,000	Director
Richard Intrator	0	25,000	25,000	Director
WS Management, LC	0	80,437	80,438	Advisor and warrant holder
Hidden Treasures, Inc.	0	457,063	457,062	Warrant holder and Provider of administrative services

We entered into a registration rights agreement with each of the individuals and entities above pursuant to which the holders of a majority of their securities will be entitled to make up to two demands that we register these securities (and the shares of common stock underlying such securities). The holders of the majority of these shares may elect to exercise these registration rights at any time after the consummation of a business combination. In addition, these stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

During 2005 Hidden Treasures advanced $81,250 to Juniper to cover expenses related to Juniper’s initial public offering. This loan was repaid without interest in July 2005.

Hidden Treasures, an affiliate of Stuart Rekant and Paul Kramer, made available to us certain office and administrative services, and in exchange therefore, we paid Hidden Treasures the sum of $7,500 per month. Such agreement terminated on January 19, 2007 in connection with our merger with Firestone. We agreed to extend such agreement until such time as we provide Hidden Treasures with written notice of termination.

On January 20, 2007, we entered into a consulting agreement with the Consultant. The agreement provides that Mr. Becker will serve as Juniper’s chief financial officer through May 19, 2007, with our right to extend such term to July 18, 2007. We paid the Consultant $75,000 upon execution of the agreement and will pay Consultant $31,250 per month until May 19, 2007 and $35,000 per month thereafter.

Stuart B. Rekant, Robert Becker and Hidden Treasures, Inc. may be deemed to be our ‘‘parents’’ and ‘‘promoters,’’ as these terms are defined under the Federal securities laws.

Director Independence

In connection with our merger with Firestone, we applied to have our securities listed on the Nasdaq Capital Market (‘‘Nasdaq’’) and believed that we had satisfied the requirements for listing, but our stock price did not satisfy the $4.00 per share bid requirement at the conclusion of the merger. We intend to re-apply when our stock price is above $4.00. In anticipation of being listed on Nasdaq, we will adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors will also consult with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the board of directors of a company be independent. The Nasdaq listing standards define an ‘‘independent director’’ generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Consistent with these considerations, our board of directors has affirmatively determined that Messrs. Intrator, Kramer, Getz, Allbritton and Billock are independent directors of Juniper.

ITEM 13.    EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and Agreement and Plan of Merger dated August 15, 2006 by and among Juniper Acquisition Corp., Firecomm Acquisition, Inc., Firestone Communications, Inc. and certain of the stockholders of Firestone Communications, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated By-laws.*
4.1	Specimen Series A Unit Certificate.*
4.2	Specimen Series B Unit Certificate.*
4.3	Specimen Common Stock Certificate.*
4.4	Specimen Class W Warrant Certificate.*
4.5	Specimen Class Z Warrant Certificate.*
4.7	Form of Unit Purchase Option granted to HCFP/Brenner Securities LLC(2)
4.8	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
9.1	Form of Voting Agreement among Juniper Partners Acquisition Corp., certain security holders of Firestone Communications, Inc. and certain security holders of Juniper Partners Acquisition Corp.(1)
10.1	Registration Rights Agreement among the Registrant and the Founders.(2)
10.2	Form of Letter Agreement between Hidden Treasures, Inc. and Registrant regarding administrative support.(2)
10.3	Form of Amendment to Letter Agreement between Hidden Treasures, Inc. and Registrant regarding administrative support.
10.4	Form of 2006 Long-Term Incentive Plan.(1)
10.5	Form of Escrow Agreement among Juniper Partners Acquisition Corp., Raymond K. Mason, as the Firestone Stockholders’ Representative and Continental Stock Transfer & Trust Company.(1)
10.6	Employment Agreement dated August 15, 2006, between Juniper Partners Acquisition Corp. and Stuart B. Rekant.(1)
10.7	Stock Option Agreement dated August 15, 2006 between Juniper Partners Acquisition Corp. and Stuart B. Rekant.(1)

Exhibit No.	Description
10.8	Amendment to Stock Option Agreement between Juniper Partners Acquisition Corp. and Stuart B. Rekant.(1)
10.9	Employment Agreement dated as of August 15, 2006 between Firestone Communications, Inc. and Leonard Firestone.(1)
10.10	Employment Agreement dated as of August 15, 2006 between Firestone Communications, Inc. and Chris Firestone.(1)
10.11	Stock Option Agreement dated January 19, 2006 between Juniper Partners Acquisition Corp. and Leonard Firestone.(1)
10.12	Stock Option Agreement dated January 19, 2006 between Juniper Partners Acquisition Corp. and Christopher Firestone.(1)
10.13	Form of Lock-up Agreement executed by certain of the security holders of Firestone Communications, Inc.(1)
10.14	Form of Multi-System Operation Affiliate Agreement.(1)
10.15	Lease Agreement between Firestone and VKM II, LLC dated February 24, 2003.(1)
10.16	Form of Facilities Lease Amendment between Firestone and VKM II, LLC.(1)
10.17	Secured Promissory Note of Firestone to 12K, LLC dated January 20, 2005.(1)
10.18	Security Agreement between Firestone and 12K, LLC dated January 20, 2005.(1)
10.19	Assignment and Modification of Promissory Notes of Firestone to 12K, LLC dated July 1, 2005.(1)
10.20	Security Agreement between Firestone and Varina Knight Mason Testamentary Trust II dated January 24, 2003.(1)
10.21	Secured Convertible Promissory Note of Firestone to 12K, LLC dated September 23, 2005.(1)
10.22	Amended and Restated Reimbursement Agreement between Firestone Communications, Inc. and 12K, LLC dated March 9, 2006.(1)
10.23	Promissory Note between Firestone and Frost National Bank dated August 24, 2006.(1)
10.24	Convertible Promissory Note between Firestone and D. Thomas Moody dated December 21, 2000. (1)
10.25	Employment Term Sheet for William Raymond dated January 13, 2005.(1)
10.26	Satellite Service Agreement between Firestone and Intelsat Americas dated February 16, 2005.(1)
10.27	Amendment Agreement to the Network Service agreement between Firestone Communications, Inc. and The Soundtrack Channel, LLC dated August 7, 2003.(1)
10.28	Network Transponder Service Agreement between Firestone and The Documentary Channel dated July 14, 2005.(1)
10.29	Network Service Agreement between Firestone and Voth Network, Inc. dated April 17, 2003.(1)
10.30	Agreement to File Schedules, Supplements and Exhibits dated November 2, 2006 (1)

Exhibit No.	Description
10.31	General Advisory Agreement between Juniper Content Corporation and HCFP/Brenner Securities, LLC dated as of February 1, 2007.*
10.32	Merger and Acquisition Advisory Agreement between Juniper Content Corporation and HCFP/Brenner Securities, LLC dated as of February 1, 2007. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Firestone’s financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005.*
99.2	Firestone’s Management’s Discussion and Analysis of Financial Condition and Results of Operations.*
99.3	Unaudited pro forma condensed consolidated financial statements as of December 31, 2006 and for the year ended December 31, 2006.*

*	Filed herewith

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 19, 2007 (SEC File No. 000-33252).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-123050).

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO Seidman, LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2006, we paid our principal accountant $36,800 for the services they performed in connection with our Registration Statement on Form S-4 related to our business combination, and $15,536 in connection with the review of our three Quarterly Reports on Form 10-QSB. The fee for the audit of the financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 is approximately $18,000. The aggregate of such fees is $70,336.

During the period ended December 31, 2005, we paid our principal accountant $33,456 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005, and $9,000 in connection with the review of our June 30 and September 30, 2005 Quarterly Reports on Form 10-QSB. The fee for the audit of the financial statements included in our Annual Report on Form 10-KSB for the period ended December 31, 2005 was $18,800. The aggregate of such fees is $61,256.

Audit-Related Fees

During 2006 and 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2006 and 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2006 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

As we did not form our audit committee until the consummation of the merger with Firestone, the audit committee did not pre-approve any accounting-related or tax services. However, our board of directors has approved the services described above. On a going forward basis, our board will pre-approve all accounting-related or tax services.

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)

INDEX

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets, December 31, 2006 and 2005	F-3
Statements of Operations, for the year ended December 31, 2006, the period from inception (February 3, 2005) to
December 31, 2005 and for the period from inception (February 3, 2005)
to December 31, 2006	F-4
Statements of Stockholders’ Equity, for the period from inception (February 3, 2005) to December 31, 2006	F-5
Statement of Cash Flows, for the year ended December 31, 2006, the period from inception (February 3, 2005) to
December 31, 2005 and for the period from inception (February 3, 2005)
to December 31, 2006	F-6
Notes to Financial Statements	F-7 – F-13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Juniper Content Corporation.
New York, New York

We have audited the accompanying balance sheets of Juniper Content Corp (formerly Juniper Partners Acquisition Corp.) (a corporation in the development stage) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from inception (February 3, 2005) to December 31, 2005 and for the period from inception (February 3, 2005) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Juniper Content Corporation as of December 31, 2006 and 2005, and the results of its operations and cash flows for the year ended December 31, 2006, the period from inception (February 3, 2005) to December 31, 2005 and for the period from inception (February 3, 2005) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 9 on January 19, 2007 the Company acquired all of the outstanding capital stock of Firestone Communications, Inc.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York

March 28, 2007

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Balance Sheets

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$75,501	$939,203
U.S. Government Securities held in Trust Fund (Note 1)	15,452,091	14,746,925
Prepaid expenses	3,705	54,375
Current assets	15,531,297	15,740,503
Deferred acquisition costs (Notes 1 and 9)	978,209	—
Total assets	$16,509,506	$15,740,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued acquisition costs (Note 1 and 9)	$541,607	$—
Accounts payable and accrued expenses	46,623	29,346
Income taxes payable	51,083	9,400
Total current liabilities	639,313	38,746
Common stock, subject to possible conversion, 574,713 shares at conversion value (Note 1)	3,088,873	2,947,910
Commitments (Note 6)
Stockholders’ Equity (Notes 7 and 8):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 548,100 shares issued and outstanding	55	55
Common stock, Class B, par value $.0001 per share, 5,000,000 shares authorized, 2,875,000 shares issued and outstanding (which includes 574,713 shares subject to possible conversion)	288	288
Additional paid-in-capital	12,596,457	12,737,420
Earnings accumulated during the development stage	179,431	15,161
Accumulated other comprehensive income	5,089	923
Total stockholders’ equity	12,781,320	12,753,847
Total liabilities and stockholders’ equity	$16,509,506	$15,740,503

See Notes to Financial Statements

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Statements of Operations

	For the year ended December 31, 2006	From inception (February 3, 2005) to December 31, 2005	From inception (February 3, 2005) to December 31, 2006
Revenue	$—	$—	$—
Operating expenses:
General and administrative expenses (Notes 5 and 6)	469,269	211,544	680,813
Loss from operations	(469,269)	(211,544)	(680,813)
Interest income	719,539	236,105	955,644
Income before provision for income taxes	250,270	24,561	274,831
Provision for income taxes (Note 5)	86,000	9,400	95,400
Net income	164,270	15,161	179,431
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(140,963)	(45,612)	(186,575)
Net income (loss) attributable to other Class B stockholders and common stockholders	$23,307	$(30,451)	$(7,144)
Weighted average Class B common shares outstanding subject to possible conversion	574,713	283,593
Net income per Class B common share subject to possible conversion, basic and diluted	$0.25	$0.16
Weighted average number of shares outstanding, basic and diluted	2,848,387	1,404,880
Net income (loss) per share, basic and diluted	$0.01	$(0.02)

See Notes to Financial Statements

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Statement of Stockholders’ Equity
For the period from inception (February 3, 2005) to December 31, 2006

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Earnings accumulated during the development stage	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, February 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders	100	—	—	—	500	—	—	500
Issuance of 1,625,000 Warrants at $0.05 per Warrant	—	—	—	—	81,250	—	—	81,250
Sale of 274,000 Series A units and 1,437,500 Series B units and underwriter’s unit purchase option through public offering, net of underwriter’s discount and offering expenses (Note 2)	548,000	55	2,875,000	288	12,701,282	—	—	12,701,625
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	—	—	—	(45,612)	—	—	(45,612)
Net income for the period	—	—	—	—	—	15,161	—	15,161
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	923	923
Comprehensive income								16,084
Balance, December 31, 2005	548,100	$55	2,875,000	$288	$12,737,420	$15,161	$923	$12,753,847
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	—	—	—	(140,963)	—	—	(140,963)
Net income for the year	—	—	—	—	—	164,270	—	164,270
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	4,166	4,166
Comprehensive income								168,436
Balance, December 31, 2006	548,100	$55	2,875,000	$288	$12,596,457	$179,431	$5,089	$12,781,320

See Notes to Financial Statements

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Statements of Cash Flows

	For the year ended December 31, 2006	From inception (February 3, 2005) to December 31, 2005	From inception (February 3, 2005) to December 31, 2006
OPERATING ACTIVITIES
Net income for the period	$164,270	$15,161	$179,431
Amortization of discount on U.S. Government Securities held in Trust Fund	(701,000)	(227,252)	(928,252)
Changes in operating asset and liabilities:
Decrease (increase) in prepaid expenses	50,670	(54,375)	(3,705)
Increase in accounts payable and accrued expenses	17,277	29,346	46,623
Increase in income taxes payable	41,683	9,400	51,083
Net cash used in operating activities	(427,100)	(227,720)	(654,820)
INVESTING ACTIVITIES
Purchases of U.S. Government Securites held in Trust Fund	(75,512,016)	(14,518,750)	(90,030,766)
Maturities of U.S. Government Securities held in Trust Fund	75,512,016	—	75,512,016
Deferred acquisition costs	(436,602)	—	(436,602)
Net cash used in investing activities	(436,602)	(14,518,750)	(14,955,352)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	500	500
Proceeds from issuance of warrants	—	81,250	81,250
Proceeds from note payable to affiliate	—	81,250	81,250
Repayment of note payable to affiliate	—	(81,250)	(81,250)
Proceeds from issuance of underwriter’s unit purchase option	—	100	100
Net proceeds from sale of units through public offering	—	15,603,823	15,603,823
Net cash provided by financing activities	—	15,685,673	15,685,673
Net increase in cash and cash equivalents	(863,702)	939,203	75,501
Cash and Cash Equivalents
Beginning of period	939,203	—	—
End of period	$75,501	$939,203	$75,501
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$44,317	$—	$44,317
Supplemental disclosure of non-cash activity:
Accrued Acquisition Costs	$541,607	$—	$541,607
Accretion of Trust Fund relating to class B common stock subject to possible conversion	$140,963	$45,612	$186,575

See Notes to Financial Statements

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Notes to Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Juniper Content Corporation (formerly Juniper Partners Acquisition Corp.) (the ‘‘Company’’) was incorporated in Delaware on February 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7. Upon consummation of the transaction described below in January 2007, the Company emerged from the development stage.

On January 19, 2007, the Company acquired all of the outstanding capital stock of Firestone Communications, Inc. (‘‘Firestone’’) (Note 9) (the ‘‘Merger’’). The Company was required to submit and obtain approval for the Merger from its Class B common stockholders. The information presented to the Class B stockholders was set forth in the Company’s Definitive Proxy Statement filed with the SEC on December 27, 2006. On January 19, 2007, Class B stockholders owning more than 50% of the Company’s Class B common stock voted in favor of the Merger,, and accordingly the Merger was approved and completed. In connection with the Merger the Company changed its name to Juniper Content Corporation.

As further discussed in Note 2, on July 13, 2005, the Company effected an initial public offering of its securities (the ‘‘Offering’’) which closed on July 20, 2005. Although substantially all of the proceeds of the Offering were intended to be utilized to effect a Business Combination, the proceeds were not specifically designated for this purpose. The gross proceeds from the Offering and sale of the Series B units of $14,518,750 were held in a trust fund (the ‘‘Trust Fund’’) until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. In connection with the consummation of the Merger, in January 2007 the proceeds held in the Trust Fund were released from the Trust Fund to the Company (Note 9).

Conversion Rights

As permitted, Class B stockholders that voted against a Business Combination were, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the ‘‘Conversion Right’’). In this respect, $3,088,873 (including accretion aggregating $$186,575 through December 31, 2006) and $2,947,910 has been classified as common stock subject to possible conversion at December 31, 2006 and December 31, 2005, respectively. In the event that holders of a majority of the outstanding shares of Class B common stock voted for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock did not exercise their Conversion Rights, the Business Combination could then be consummated. Upon completion of such Business Combination, the Class B common stock would be converted to common stock and the holders of Class B common stock who voted against the Business Combination and exercised their Conversion Rights would be paid their conversion price.

The actual per-share conversion price available to Class B stockholders is equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.37 per share based on the value of the Trust Fund as of December 31, 2006. There is no distribution from the Trust Fund with respect to the warrants included in the Series A Units (defined in Note 2 below) and Series B Units (defined in Note 2 below). Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W Warrants (defined in Note 2 below) and Class Z Warrants (defined in Note 2 below) that were received as part of the Series B Units.

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Notes to Financial Statements

In connection with Class B approval of the Merger, Class B stockholders owning approximately 16.7% of the outstanding Class B common stock voted against the Merger and consequently exercised their Conversion Right for a pro-rata distribution from the Trust Fund (Note 9).

NOTE 2 – OFFERING

In the Offering, effective July 13, 2005, the Company sold to the public an aggregate of 274,000 Series A Units and 1,437,500 Series B Units at a price of $10.50 and $10.10 per unit, respectively. Proceeds from the Offering totaled approximately $15.6 million, which was net of $1,791,927 in underwriting and other expenses. Each Series A Unit consisted of two shares of the Company’s common stock, five Class W Redeemable Warrants (a ‘‘Class W Warrant’’), and five Class Z Redeemable Warrants (a ‘‘Class Z Warrant’’). Each Series B unit consisted of two shares of the Company’s Class B common stock, one Class W Warrant, and one Class Z Warrant.

The Company also sold to HCFP/Brenner Securities LLC (‘‘HCFP’’), as representative for the underwriters, for $100, an option (the ‘‘Underwriter’s Purchase Option’’ or ‘‘UPO’’) to purchase up to a total of 12,500 additional Series A Units and/or 62,500 additional Series B Units (see Note 8).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments – U.S. Government Securities held in the Trust Fund, with maturities exceeding three months but less than three years, have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. The Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes.

The Company’s restricted investment held in the Trust Fund at December 31, 2006 consists of an investment in United States of America government treasury securities, with a maturity date of January 11, 2007, and is stated at amortized cost. The fair market value of the restricted investment was $15,452,091 as of December 31, 2006, including $5,089 of unrealized income, which are reported as a component of other comprehensive income as of December 31, 2006. The Company recognized interest income of $701,000 and $227,252 from amortization of the discount on the investment for the year ended December 31, 2006 and for the period from inception (February 3, 2005) to December 31, 2005, respectively, which is included in interest income on the accompanying statements of operations.

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

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Notes to Financial Statements

Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 100 initial shares outstanding throughout the period from February 3, 2005 to December 31, 2006 and an additional 548,000 common shares, 2,300,287 Class B shares and 574,713 Class B shares subject to possible conversion outstanding after the effective date of the Offering in July 2005. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock is antidilutive, as the average market price of the Company’s common stock during the periods presented is in excess of the exercise price of potentially dilutive securities, they have been excluded from the Company’s computation of net income (loss) per share. Therefore, basic and diluted income (loss) per share were the same for each of the respective periods presented.

Fair Value of Financial Instruments – The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at December 31, 2006.

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

Accumulated Other Comprehensive Income – Accumulated Other Comprehensive Income includes unrealized gains on U.S. Government Securities held in the Trust Fund.

New Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No.48, Accounting For Uncertainty in Income Taxes (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting For Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact, if any, on its financial statements.

In February 2007, the FASB issued Statement No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS No. 159’’). SFAS No. 159 provides a ‘‘Fair Value Option’’ under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Notes to Financial Statements

adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – NOTE PAYABLE TO AFFILIATE

In February 2005, the Company issued an $81,250 non-interest bearing, unsecured note payable to an affiliate of its stockholder. This note was repaid in full on July 21, 2005 from the proceeds of the Offering.

NOTE 5 – INCOME TAXES

Provision for income taxes consists of:

	For the year ended December 31, 2006	From inception (February 3, 2005) to December 31, 2005	From inception (February 3, 2005) to December 31, 2006
Current:
Federal	$86,000	$9,400	$95,400
	$86,000	$9,400	$95,400

The Company’s activities since inception and through the Merger have not given rise to the state or local income taxes as the Company has not been engaged in a trade or business in any state and therefore has not had activities associated with the incurrence of state or local income taxes, considering, among other factors, that the Company was a vehicle to effect a Business Combination, does not have any employees, does not compensate its officers and does not have a lease or incur rent for office space. Accordingly no provision for such state or local income taxes has been made on the accompanying financial statements. Upon consummation of the Merger (Note 9), the Company will evaluate its state and local income tax requirements based on the business activities at such time.

The Company is incorporated in Delaware and accordingly is subject to franchise taxes which are included in general and administrative expenses. Amounts of $30,250, $26,151 and $56,401 for Delaware franchise tax expense are included on the accompanying statements of operations as part of general and administrative expenses for the year ended December 31, 2006, the period from inception (February 3, 2005) to December 31, 2005 and the period from inception (February 3, 2005) to December 31, 2006, respectively.

NOTE 6 – COMMITMENTS

The Company pays an affiliate of a stockholder $7,500 per month, commencing on the effective date of the Offering, for office, secretarial and administrative services. Amounts of $90,000, $45,000 and $135,000 were paid for such services during the year ended December 31, 2006, the period from inception (February 3, 2005) to December 31, 2005 and for the period from inception (February 3, 2005) to December 31, 2006, respectively.

HCFP was engaged by the Company to act as the Company’s non-exclusive investment banker in connection with the Merger (Notes 1 and 9). For assisting the Company in structuring and negotiating the terms of the Merger, the Company was obligated to pay HCFP a cash transaction fee at closing equal to 5% of the first $5 million of ‘‘Total Consideration’’, as defined in the Underwriting Agreement, and 4% of Total Consideration paid over $5 million, with a maximum fee to be paid of $400,000. Such fee was paid and included in acquisition costs at the closing of the Merger in January 2007.

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Notes to Financial Statements

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

Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) July 13, 2006, and ending July 12, 2010. As of December 31, 2006, 3,312,500 Class W warrants were outstanding.

Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) July 13, 2006, and ending July 12, 2012. As of December 31, 2006, 3,312,500 Class Z warrants were outstanding.

The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants, with the prior consent HCFP, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such initial securityholders or their affiliates.

The Company issued the UPO, for $100, to HCFP, the representative of the underwriters in the public offering, to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 62,500 Series B units at an exercise price of $16.665 per unit. The Series A Units and Series B Units underlying the UPO will be exercisable in whole or in part solely at HCFP’s discretion, commencing on the later (i) July 13, 2006 and (ii) the consummation of a Business Combination and expire on July 12, 2010. The fair value of the option, inclusive of the receipt of the $100 cash payment, was accounted as an expense of the Offering resulting in a charge directly to stockholders’ equity. The UPO may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. Each of the Series A Units and Series B Units are identical to the Series A Units and Series B Units sold in the Offering, except that the exercise price of the Class W Warrants and Class Z Warrants underlying the Series A Units and Series B Units shall only be exercisable until July 12, 2010.

NOTE 9 – SUBSEQUENT EVENTS

On January 19, 2007, Firecomm Acquisition, Inc., a Delaware corporation (‘‘Merger Sub’’) and wholly owned subsidiary of the Company, consummated the Merger with Firestone, a Delaware corporation, in which Firestone became a wholly owned subsidiary of the Company pursuant to the

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Notes to Financial Statements

Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’), among the Company, Merger Sub, Firestone and certain stockholders of Firestone. At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of Juniper common stock, 125,000 Class W Warrants to purchase 125,000 shares of common stock and 125,000 Class Z Warrants to purchase to 125,000 shares of common stock.

In connection with the approval of the Merger, the Company’s stockholders adopted (i) an amendment to the Company’s Certificate of Incorporation to change the name of the Company to Juniper Content Corporation, (ii) an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 25,000,000 to 35,000,000, (iii) an amendment to the Company’s Certificate of Incorporation to remove those provisions that will no longer be operative upon consummation of the Merger and (iv) the 2006 Long-Term Incentive Plan, which reserves 600,000 shares of common stock for issuance in accordance with the plan’s terms.

The Merger will be accounted for as a business combination with the Company as the acquirer of Firestone. Under the purchase method of accounting, the assets and liabilities of Firestone acquired are recorded as of the acquisition date at their respective fair values, and added to those of the Company.

The purchase price for the Merger will be determined based on the value of the Company’s common stock and warrants issued and direct acquisition costs incurred. The estimated aggregate purchase price of $8,211,750 represents the sum of (i) $6,529,750 representing the 2,676,127 shares of common stock, $0.0001 par value, issued to the former stockholders of Firestone (based on the average closing market price of Juniper’s common stock, for a period of two days prior and two days subsequent to August 16, 2006, the date of the announcement of the purchase agreement with Firestone, or approximately $2.44 per common share). Of the 2,676,127 shares issued to the Firestone stockholders at the closing, approximately 267,613 were placed in escrow to secure the indemnity rights of Juniper under the Merger Agreement pursuant to the terms of the escrow agreement. (ii) $82,000 representing the 125,000 Class W Warrants and 125,000 Class Z Warrants issued to the former preferred stockholders of Firestone (or approximately $0.33 per Class W Warrant and approximately $0.33 per Class Z Warrant based on the average price of each of Juniper’s Class W and Class Z Warrants for a period of two days prior and two days subsequent to August 16, 2006) and (iii) estimated acquisition costs of approximately $1,500,000 (including a $400,000 advisory fee due and payable to the Company’s investment banking firm at closing) directly attributable to the Merger, of which $978,209 has been incurred and $436,602 paid as of December 31, 2006. The balance of $621,791 had been incurred and paid in 2007. In addition, the merger agreement also provides that Firestone’s stockholders will receive up to an additional 1,000,000 Class W Warrants and 1,000,000 Class Z Warrants, if certain revenue and subscriber targets are attained in the years 2007 and 2008. Such consideration, if any, will be included in the purchase price upon resolution of the contingencies. As of December 31, 2006, the value of such contingent consideration was approximately $680,000.

A preliminary allocation of the purchase price of Firestone to the estimated fair values of the assets acquired and liabilities assumed of each company on January 19, 2007 will be made and recorded during the fiscal quarter ended March 31, 2007. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Merger, will be made by management based on available information and certain assumptions management considers reasonable. The preliminary estimates will be subject to change based on the finalization of asset and liability valuations of Firestone, and will depend in part on prevailing market rates and conditions. A final determination of the fair values, which will include work of an independent appraiser, will be completed during fiscal 2007. The final valuations will be based on the actual net tangible and intangible assets of Firestone

Juniper Content Corporation
(formerly Juniper Partners Acquisition Corp.)
(a corporation in the development stage)
Notes to Financial Statements

that existed as of January 19, 2007. Any adjustments may change the allocation of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change to the Company’s financial statements.

Conversion of Class B

In connection with the Merger, certain Class B stockholders owning 481,100 or 16.7% of the outstanding Class B common stock voted against the Merger and consequently exercised their Conversion Right for a pro-rata distribution from the Company’s Trust Fund. The conversion price of $5.38 was calculated on January 17, 2007, two business day prior to the vote. Accordingly, the Company was required to convert to cash such stockholders 481,100 shares who voted against the merger for an aggregate of $2,588,318 or $5.38 per share. Upon payment of the conversion amount in February and March 2007 to each Class B stockholder who voted against the Merger, the Company received and cancelled such shares of common stock. All shares of the Company’s Class B common stock automatically converted into shares of common stock upon consummation of the Merger.

Employment Agreements

Effective as of the consummation of the Merger, the Company entered into employment agreements with certain officers which provide for base salary, bonus, fringe benefits and the grant of options to purchase the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April, 2007.

JUNIPER CONTENT CORPORATION
By:	/s/ Stuart B. Rekant
Stuart B. Rekant Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stuart B. Rekant	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 4, 2007

Stuart B. Rekant

Vice Chairman

Raymond K. Mason

/s/ Robert B. Becker	Interim Chief Financial Officer (Principal Accounting and Financial Officer)	April 4, 2007

Robert B. Becker

Director

Robert L. Allbritton

/s/ John K. Billock	Director	April 4, 2007

John K. Billock

/s/ Bert A. Getz, Jr.	Director	April 4, 2007

Bert A. Getz, Jr.

/s/ Richard Intrator	Director	April 4, 2007

Richard Intrator

/s/ Paul Kramer	Director	April 4, 2007

Paul Kramer