Form 10QSB
period 2007-03-31
Juniper Partners Acquisition Corp.
filed 2007-05-15
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File Number 000-51240

Juniper Content Corporation
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

As of May 15, 2007, 5,618,127 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes       No

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

 Index

Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	4
Unaudited Condensed Consolidated Statements of Operations, for the three months ended March 31, 2007 and 2006, Predecessor Statements of Operations for the period ended January 19, 2007 and the three months ended March 31, 2006	5
Unaudited Condensed Consolidated Statement of Stockholders’ Equity, for the three months ended March 31, 2007	6
Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2007 and 2006, Predecessor Statements of Cash Flows for the period ended January 19, 2007 and the three months ended March 31, 2006	7
Notes to Unaudited Condensed Consolidated Financial Statements	8 – 21

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

Condensed Consolidated Balance Sheets

	March 31 2007	December 31 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,888,918	$75,501
Accounts Receivable, net	209,428	—
Programming rights	74,785	—
Securities held in Trust Fund	—	15,452,091
Prepaid expenses	140,576	3,705
Current assets	10,313,707	15,531,297
Property and equipment, net (Note 5)	2,691,454	—
Other assets	61,690	—
Deferred acquisition costs	—	978,209
Intangible assets, net (Note 6)	8,546,420	—
Goodwill	4,127,832	—
Total assets	$25,741,103	$16,509,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued acquisition costs	$—	$541,607
Accounts payable and accrued expenses	843,017	46,623
Deferred revenue	60,165	—
Programming obligations	21,083	—
Income taxes payable	4,083	51,083
Total current liabilities	928,348	639,313
Long term debt, related party (Note 9)	2,998,677	—
Deferred tax liability	3,335,620	—
Total liabilities	7,262,645	639,313
Common stock, subject to possible conversion, 574,713 shares at conversion value	—	3,088,873
Commitments and Contingencies (Note 8)
Stockholders’ Equity (Notes 3, 7 and 10):
Common stock, par value $.0001 per share, 35,000,000 shares authorized, 5,618,127 and 548,100 shares issued and outstanding, respectively	562	55
Common stock, Class B, par value $.0001 per share 5,000,000 shares authorized, 0 and 2,875,000 shares issued and outstanding (which includes 574,713 shares subject to possible conversion at December 31, 2006)	—	288
Additional paid-in-capital	19,750,438	12,596,457
Accumulated (deficit) earnings	(1,272,542)	179,431
Accumulated other comprehensive income	—	5,089
Total stockholders’ equity	18,478,458	12,781,320
Total liabilities and stockholders’ equity	$25,741,103	$16,509,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

Condensed Consolidated Statements of Operations

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	Predecessor for the nineteen day period ended January 19, 2007	Predecessor for the three months ended March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$504,985	$—	$116,692	$652,781
Cost of revenues	512,294	—	105,768	680,585
Gross profit (loss)	(7,309)	—	10,924	(27,804)
Operating expenses:
General and administrative expenses	1,163,554	145,875	118,936	497,945
Advertising expense	46,250	—	—	—
Depreciation and amortization expense	472,461	—	—	—
Loss from operations	(1,689,574)	(145,875)	(108,012)	(525,749)
Other income (expenses):
Other income (expense), net	10,478	—	82,621	52,896
Interest income	122,850	158,536	—	—
Interest expense	(30,463)	—	(21,946)	(82,744)
Total other income (expense)	102,865	158,536	60,675	(29,848)
Income (loss) before provision for income taxes	(1,586,709)	12,661	(47,337)	(555,597)
Provision (benefit) for income taxes	(134,736)	4,000	—	—
Net income (loss)	$(1,451,973)	$8,661	$(47,337)	$(555,597)
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	(30,469)
Net loss attributable to other Class B stockholders and common stockholders	$(1,451,973)	$(21,808)
Weighted average number of shares outstanding, basic and diluted	5,398,289	3,423,100
Net loss per share, basic and diluted	$(0.27)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

Condensed Consolidated Statement of Stockholders’ Equity
For the three months ended March 31, 2007
(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2007	548,100	$55	2,875,000	$288	$12,596,457	$179,431	$5,089	$12,781,320
Value of common stock and warrants issued in Merger	2,676,127	268	—	—	6,611,482	—	—	6,611,750
Conversion of Class B stock to Common stock, net of redemptions	2,393,900	239	(2,875,000)	(288)	500,603	—	—	500,554
Share based compensation to employees	—	—	—	—	41,896	—	—	41,896
Net loss for the period	—	—	—	—	—	(1,451,973)	—	(1,451,973)
Change in value of available for sale securities	—	—	—	—	—	—	(5,089)	(5,089)
Comprehensive loss								(1,457,062)
Balance, March 31, 2007 (Unaudited)	5,618,127	$562	—	—	$19,750,438	$(1,272,542)	—	$18,478,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

Condensed Consolidated Statement of Cash Flows

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	Predecessor for the nineteen day period ending January 19,	Predecessor for the three months ended March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income(loss) for the period	$(1,451,973)	$8,661	(47,337)	$(555,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472,461	—	25,845	126,208
Share based compensation	41,896	—	—	—
Deferred income taxes	(134,736)	—	—	—
Amortization of discount on securities held in Trust Fund	(30,886)	(150,310)	—	—
Changes in operating assets and liabilities (net of acquisition of Firestone):
Accounts Receivable	(56,490)	—	44,222	15,670
Programming rights	26,322	—	10,764	—
Prepaid expenses and other assets	(128,614)	14,783	315	(9,578)
Other assets	44	—	—	—
Accounts payable and accrued expenses	(503,628)	17,351	(80,979)	378,818
Deferred revenue	20,000	—	(600)	(23,500)
Programming Obligations	(115,552)	—	—	—
Income taxes payable	(47,000)	4,000	—	—
Net cash used in operating activities	(1,908,156)	(105,515)	(47,770)	(67,979)
INVESTING ACTIVITIES
Purchases of Securites held in Trust Fund	—	(14,770,000)	—	—
Maturities of Securities held in Trust Fund	15,477,888	14,770,000	—	—
Merger costs paid, net of cash aquired	(1,167,997)	—	—	—
Net cash provided by investing activities	14,309,891	—	—	—
FINANCING ACTIVITIES
Proceeds received for preferred stock	—	—	500,000	—
Net payments on line-of-credit	—	—	(694,000)	91,240
Payments on long term debt	—	—	(100,000)	(22,467)
Proceeds from borrowings on long-term debt, related party	—	—	339,999	5,793
Payments for redemptions of Class B common stock	(2,588,318)	—	—	—
Net cash (used in) provided by financing activities	(2,588,318)	—	45,999	74,566
Net increase (decrease) in cash and cash equivalents	9,813,417	(105,515)	(1,771)	6,587
Cash and Cash Equivalents
Beginning of period	75,501	939,203	5,562	15,026
End of period	$9,888,918	$833,688	$3,791	$21,613
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$47,000	$—	$—	$—
Cash paid for interest	$52,409	$—	$21,946	$82,744
Supplemental disclosure of non-cash activity:
Value of stock and warrants issued in Merger	$6,611,750	$—	$—	$—
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	$—	$30,469	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Juniper Content Corporation (‘‘Juniper’’) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. On January 19, 2007, Juniper acquired all of the outstanding capital stock of Firestone Communications, Inc. (‘‘Firestone’’) in exchange for Juniper common stock and warrants (the ‘‘Merger’’) (Note 4). Immediately thereafter, Juniper changed its name to Juniper Content Corporation (Juniper and Firestone are collectively, hereinafter, the ‘‘Company’’). The Company provides television programming services, third-party network origination services and third-party production services.

Juniper is a Delaware corporation formerly known as Juniper Partners Acquisition Corp. (‘‘JPAC’’), which was incorporated on February 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business or businesses (‘‘Business Combination’’). JPAC was a ‘‘shell company’’ as defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act. In July 2005, JPAC effected an initial public offering of its securities (the ‘‘Offering’’) (see Note 3).

Firestone was incorporated in the state of Delaware on July 7, 2003 following the merger of Broadcast Links, Inc. and Hispanic Television Network, Inc.

The Company emerged from the development stage upon consummation of the Merger.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (February 3, 2005) to December 31, 2006 included in the Company’s Form 10-KSB filed on April 5, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and the results of operations. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Basis of Presentation of Consolidated Financial Statements

The condensed consolidated financial statements include the accounts of the Company and it’s operating subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Predecessor

From its inception (February 3, 2005) until consummation of the Merger on January 19, 2007, Juniper had no substantial operations other than to serve as a vehicle for a Business Combination. Accordingly, since Juniper’s operating activities prior to the Merger are insignificant relative to those of Firestone, management believes that Firestone is Juniper’s predecessor. Management has reached this conclusion based upon valuation of the applicable reporting requirements and relevant facts and

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

circumstances, including the historical life of Firestone, the level of operations of Firestone, the purchase price paid for Firestone and the fact that the consolidated Company’s revenues and expenses after the Merger are most similar in all respects to those of Firestone’s historical periods. Accordingly, the historical financial statements of Firestone have been provided elsewhere in this quarterly report on Form 10-QSB.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include or will include allowances for doubtful accounts, impairment of goodwill and other long-lived assets, estimated reserves and other allowances, expected volatility of common stock and expected forfeiture rates of share-based compensation. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Revenue Recognition

Revenues are recognized in accordance with the SEC Staff Accounting Bulletin (‘‘SAB’’) No. 104, Revenue Recognition, which requires that revenue be recorded when persuasive evidence of an arrangement exist, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable, and collectibility is reasonably assured. If the payment due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as deferred revenues. Any expected losses on contracts are recognized when identified.

Revenues of the Company are primarily generated by the following sources:

Television network subscription revenue is recognized each month when the Company’s television program is delivered to the cable systems for distribution to their subscribers. It consists of the monthly fees earned under multiple cable system operator (‘‘MSO’’) agreements (the ‘‘MSO Agreements’’) for each subscriber of programming. Since the number of subscribers is not determinable until MSO subscriber reports are received, the Company’s management determines a reasonable revenue estimate each reporting month. The Company receives subscriber count reports from MSOs within 60 days following the end of the reporting month. The Company’s estimates are then adjusted to reflect actual revenue earned. While the MSO Agreements govern the terms and conditions between the Company and local cable systems, each local cable system independently makes the decision to distribute the Company’s content. The MSO Agreements provide for an introductory free carriage period in which no subscriber fees are paid to the Company after a system’s launch of the Company’s content. During the introductory free carriage period, no revenue is recorded by the Company since each local cable system has the right to launch or terminate the broadcasting at any time during the MSO Agreement, thus making the revenue not fixed and determinable. As such, Company has chosen to delay recognition of revenue until such recognition meets the requirements of SAB No. 104.

Television network advertising revenue is recognized each month as advertisements are aired. It consists of the fees earned by the sale of in-program advertising inventory. The rate per in-program advertisement is set at the time of the advertising inventory purchase. Direct response and per-inquiry advertising generates fees based on the number of subscriber inquiries received by the advertiser. These fees are not determinable when aired and are recognized as payments are received from the advertiser.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Network operations service revenue is recognized each month as such services are provided. These services consists of fees earned for distribution of third party network television programming to cable systems, DBS services, and broadcasters throughout the United States. These arrangements are subject to long-term agreements that range in term from one to five years, provide for escalating payments over the term of the contract and require customers’ payment of monthly fees in advance of services provided. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104. The Company recognizes revenue using the straight-line method over the life of the contract. On occasion, the Company offers network services to start-up companies, whereas collectibility cannot be reasonably assured. In such cases, the Company records revenue only to the extent of the amount, which is deemed collectible on a monthly basis. Additional services such as occasional use of satellite bandwidth, uplink, or downlink services are recognized in the month the service is provided.

Production services revenue is recognized in the month that production services are completed as defined by production contract. It consists of fees earned for video and audio production, post production, remote production, and studio rental services. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104.

Contractual arrangements are reviewed regularly for significant revenue recognition judgments, particularly in the area of multiple deliverable elements (‘‘multiple element arrangements’’). Where multiple element arrangements exist, contract revenue is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force (‘‘EITF’’) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. For the quarter ended March 31, 2007 the Company had no such multiple element arrangements.

Programming Rights and Obligations

The Company accounts for programming rights and obligations in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 63, Financial Reporting by Broadcasters. Program rights are recorded as assets, at the gross amount of the related obligations, when the license period begins and the programs are available for broadcasting. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are classified as non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method.

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, the Company would be required to write-down the program rights to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, the Company would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs. Program obligations are classified as current or long-term in accordance with the payment terms of the license agreement. As of March 31, 2007, all program rights and obligations were classified as current assets and liabilities given that the duration of the Company’s contracts generally do not extend beyond one year.

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments

Investments with maturities exceeding three months but less than three years have been accounted for in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Equity Securities’’. The Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes.

The Company’s restricted investment held in the Trust Fund at December 31, 2006 consisted of an investment in United States of America government treasury securities, which matured on January 19, 2007. Such investments were liquidated and transferred to cash and cash equivalents upon consummation of the Merger.

Property and Equipment

Property and equipment are carried at cost and depreciated over the estimated useful lives using the straight-line method of accounting. Major renewals and improvements are capitalized while expenditures for maintenance and repairs are expensed as incurred. Assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the respective accounts and any resulting gain or loss is reflected in the operating results of the respective period.

The estimated useful lives of property and equipment are as follows:

Broadcasting equipment	7 years
Studio equipment	7 years
Other equipment	6 years
Furniture and fixtures	3 years

Goodwill

Under SFAS No. 141, ‘‘Business Combinations,’’ goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under SFAS No. 142, ‘‘Goodwill and Intangible Assets,’’ goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

Goodwill represents the Company’s allocation of the purchase price to acquire Firestone in excess of the fair value of the assets acquired at the date of the Merger. The allocation of purchase price, to reflect the values of the assets acquired and liabilities assumed, has been estimated based upon management’s evaluation and certain third-party appraisals and is subject to finalization based on the outcome of independent appraisal (Note 4).

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units, which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an ‘‘implied fair value’’ of goodwill. The determination of the Company’s ‘‘implied fair value’’ requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the ‘‘implied fair value’’ of goodwill, which is compared to the corresponding carrying value.

Under SFAS No. 142, the Company measures impairment of its indefinite lived intangible assets, which consist of subscriber agreements, based on prevailing market rates for subscriber valuation and discounted cash flows. The Company also re-evaluates the useful life of these assets annually to

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

determine whether events and circumstances continue to support an indefinite useful life. The Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for Firestone, the useful life over which cash flows will occur, and determination of Firestone’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

Intangibles

Intangible assets are accounted for under the provisions of SFAS No. 142. Intangible assets arose from business combinations and consist of subscriber lists that are amortized, on a straight-line basis, over periods of up to 5 years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. Accordingly, intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable (see Note 2).

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, ‘‘Accounting for Impairment or Disposal of Long-Lived Assets,’’ the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the three months ended March 31, 2007 and 2006 excludes potentially issuable common shares primarily related to the Company’s outstanding stock options and warrants because the assumed issuance of such potential common shares is anti dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods.

Prior to the conversion of the Company’s Class B common stock to common stock as a result of the Merger, basic net income (loss) per share was calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Investments are stated at fair value. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates.

Share-Based Compensation

SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (‘‘SFAS 123(R)’’) requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees,

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

directors and consultants based on estimated fair values. In March 2005, the SEC issued SAB No.107 (‘‘SAB 107’’). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

There were no share-based compensation awards granted prior to January 19, 2007. Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 was $41,896 which consisted entirely of share-based compensation expense related to stock option grants. See Note 7 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company used the Black-Scholes option-pricing model (‘‘Black-Scholes’’) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

The Company accounts for non-employee stock-based compensation expense in accordance with Emerging Issues Task Force (‘‘EITF’’) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (‘‘EITF 96-18’’).

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In connection with the Merger the Company has recognized deferred tax liabilities due to differences between the assigned values and the historical tax bases of the assets acquired in a Merger.

The Company has net operating loss carryforwards available to offset future taxable income which will expire through 2027, subject to limitations. The use of net operating loss tax carryforwards of Firestone acquired in the Merger may be limited due to the change in ownership of Firestone. Accordingly, due to such limitations on use of Firestone’s net operating loss carryforwards and Firestone’s history of losses, management believes it is more likely than not that the deferred tax assets will not be realized and has established valuation allowance to reduce the deferred tax assets to zero.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2006, the FASB issued Interpretation No.48, Accounting For Uncertainty in Income Taxes (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have any impact on the Company’s consolidated financial position and results of operations.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ‘‘SFAS No. 157’’), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ — including an amendment of FASB Statement No. 115 (‘‘SFAS No. 159’’). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – OFFERING

In the Offering, effective July 13, 2005, the Company sold to the public an aggregate of 274,000 Series A Units and 1,437,500 Series B Units at a price of $10.50 and $10.10 per unit, respectively. Proceeds from the Offering totaled approximately $15.6 million, which was net of approximately $1.8 million in underwriting and other expenses. Each Series A Unit consisted of two shares of the Company’s common stock, five Class W Redeemable Warrants (a ‘‘Class W Warrant’’), and five Class Z Redeemable Warrants (a ‘‘Class Z Warrant’’). Each Series B unit consisted of two shares of the Company’s Class B common stock, one Class W Warrant, and one Class Z Warrant.

NOTE 4 – MERGER

On January 19, 2007, the Company acquired all of the outstanding capital stock of Firestone pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’). As a result of the Merger, Firestone became a wholly owned subsidiary of the Company. At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of Juniper common stock, 125,000 Class W Warrants to purchase 125,000 shares of common stock, 125,000 Class Z Warrants to purchase to 125,000 shares of common stock and the Company assumed approximately

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

$3 million of Firestone long-term debt. As part of the Merger, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as permitted in the merger agreement. The $3 million of outstanding debt remains non-recourse to the ¡Sorpresa! network and related programming assets and services.

The Merger has been accounted for as a business combination with the Company as the acquirer of Firestone. Under the purchase method of accounting, the assets and liabilities of Firestone acquired are recorded as of the acquisition date at their respective fair values, and added to those of the Company.

The purchase price for the Merger was determined based on the value of the Company’s common stock and warrants issued and direct acquisition costs incurred. The aggregate purchase price of $8,220,140 represents the sum of (i) $6,529,750 representing the 2,676,127 shares of common stock, $0.0001 par value, issued to the former stockholders of Firestone (based on the average closing market price of Juniper’s common stock, for a period of two days prior and two days subsequent to August 16, 2006, the date of the announcement of the purchase agreement with Firestone, or approximately $2.44 per common share) (ii) $82,000 representing the 125,000 Class W Warrants and 125,000 Class Z Warrants issued to the former preferred stockholders of Firestone (or approximately $0.32 per Class W Warrant and approximately $0.33 per Class Z Warrant based on the average price of each of Juniper’s Class W and Class Z Warrants for a period of two days prior and two days subsequent to August 16, 2006) and (iii) acquisition costs of $1,608,390 (including a $400,000 advisory fee paid to the Company’s investment banking firm at closing) directly attributable to the Merger. In addition, the merger agreement also provides that Firestone’s stockholders will receive up to an additional 1,000,000 Class W Warrants and 1,000,000 Class Z Warrants, if certain revenue and subscriber targets are attained in the years 2007 and 2008. Such consideration, if any, will be included in the purchase price upon resolution of the contingencies.

Of the shares issued to Firestone stockholders at the closing, 10% (267,613 shares) were placed in escrow to secure the indemnity rights of Juniper under the Merger Agreement pursuant to the terms of an escrow agreement.

The components of the purchase price for Firestone are summarized as follows:

Common Stock	$2,676,127
Value of Common Stock	6,529,750
Value of warrants	82,000
Total value of equity issued	6,611,750
Acquisition costs	1,608,390
Total purchase price	$8,220,140

A preliminary allocation of the purchase price of Firestone to the estimated fair values of the assets acquired and liabilities assumed of Firestone on January 19, 2007 was made and recorded during the fiscal quarter ended March 31, 2007. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of Firestone’s net operating loss carryforwards, recognition of deferred taxes and allocation to goodwill resulting from the Merger, was made by management based on available information and certain assumptions management considers reasonable. The preliminary estimates will be subject to change based on the finalization of asset and liability valuations of Firestone, and will depend in part on prevailing market rates and conditions. A final determination of the fair values, which will include work of an independent appraiser, will be completed during fiscal 2007. The final valuations will be based on the actual net tangible and intangible assets of Firestone that existed as of January 19, 2007. Any adjustments may change the allocation of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change to the Company’s condensed consolidated financial statements.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

The preliminary allocation of the fair value of the assets acquired and liabilities assumed in the Merger are as follows:

Current assets	266,093
Property and equipment	2,807,815
Intangibles	8,902,521
Goodwill	4,127,832
Other assets	61,734
Deferred tax liability	(3,470,356)
Current Liabilities	(1,476,822)
Long term Debt	(2,998,677)
$8,220,140

Goodwill and intangibles are not deductible for tax purposes.

Summarized below are the pro forma unaudited results of operations for the three month periods ended March 31, 2007 and 2006 as if the results of Firestone were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the Merger had been completed at the beginning of the period presented or which may be obtained in the future:

	March 31, 2007	March 31, 2006
Revenue	$621,677	$652,781
Net loss	1,591,299	(1,028,233)
Basic and diluted loss per share	(0.28)	(0.18)
Weighted average common shares outstanding (basic and diluted)	5,618,127	5,618,127

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At March 31, 2007, property and equipment consisted of the following:

Broadcasting Equipment	2,309,508
Studio Equipment	416,436
Other Equipment	56,120
Furniture and fixtures	25,750
Total property and equipment	2,807,814
Less accumulated depreciation	(116,360)
Property and equipment, net	$2,691,454

Depreciation expense approximated $116,360 for the three months ended March 31, 2007. The Company disposed of no property and equipment for the quarter ended March 31, 2007.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – INTANGIBLE ASSETS

The following tables summarize the Company’s intangible assets as of March 31, 2007:

		(Unaudited)
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customers/Subscribers	5 years	$8,902,521	$356,101	$8,546,420

NOTE 7 – SHARE-BASED COMPENSATION

Stock-Based Compensation Plan

On January 19, 2007, the Company’s stockholders adopted the 2006 Long-Term Incentive Plan (the ‘‘Plan’’) which reserves 600,000 shares of common stock for issuance in accordance with the Plan’s terms. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan.

The Plan permits the granting of stock options and other stock-based awards to employees, officers, directors and consultants of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock as defined in the Plan and expire no later than ten years from the grant date. The options generally vest in three equal installments commencing on the first anniversary of the date of grant and expire 5 years from the date of grant. The Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to use a different vesting schedule.

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on management’s estimate. The assumptions used in the calculation of the stock option expense were as follows:

Volatility	52.02%
Risk free rate	4.83%
Term	3.50-3.75 years
Dividend yield	0%

Stock-based compensation expense recognized in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2007, 150,000 options were granted to employees of the Company pursuant to the Plan and 350,000 were granted to our Chief Executive Officer outside of the plan. The following table summarizes information concerning all options outstanding as of March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2006	—	$—	$—		$—
Granted	500,000	3.80	1.66
Balance at March 31, 2007	500,000	$3.80	$1.66	9.81	—

During the three months ended March 31, 2007, the Company recognized compensation expense of $41,896 as a result of the vesting of options issued to employees which is included in general and administrative expense on the accompanying condensed consolidated statement of operations.

As of March 31, 2007, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows:

Remaining 2007	$196,996
Year ending December 31, 2008	262,661
Year ending December 31, 2009	262,661
Year ending December 31, 2010	23,769
$746,087

NOTE 8 – COMMITMENTS

Related Party Transactions – Administrative Support

The Company agreed starting in 2005 to pay an affiliate of an officer and stockholder at the time, an amount equal to $7,500 per month, commencing on consummation of the Offering, for office, secretarial and administrative services. This commitment and the associated expenses have continued following consummation of the Merger. During the three months ended March 31, 2007 and 2006, $22,500 and $22,500, respectively, of expense for such services has been recognized in the Company’s condensed consolidated statements of operations.

Conversion Right of Holders of Class B Common Stock

As permitted in the Company’s Certificate of Incorporation prior to and until the Merger, holders of the Company’s Class B common stock that voted against a Business Combination were, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the ‘‘Conversion Right’’). In the event that holders of a majority of the outstanding shares of Class B common stock voted for the approval of the Business Combination and that holders owning less than 20% of the outstanding Class B common stock exercised their Conversion Rights, the Business Combination could then be consummated. Upon completion of such Business Combination, the Class B common stock would be converted to common stock and the holders of Class B common stock who voted against the Business Combination and properly exercised their Conversion Rights would be paid their conversion price. There is no distribution from the Trust Fund with respect to the warrants included in the Series A Units and Series B Units or with respect to the common stock issued prior to consummation of the Business Combination. Any Class B stockholder who converted his or her stock into his or her share of the Trust Fund retained the right to exercise the Class W warrants and Class Z warrants that were received as part of the Series B Units.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the Merger, certain Class B stockholders owning 481,100 or 16.7% of the outstanding Class B common stock voted against the Merger and consequently exercised their Conversion Right for a pro-rata distribution from the Company’s Trust Fund. The conversion price of $5.38 was calculated on January 17, 2007, two business day prior to the Merger vote. Accordingly, the Company was required to convert to cash such stockholders 481,100 shares who voted against the Merger for an aggregate of $2,588,318 or $5.38 per share. Upon payment of the conversion amount in February and March 2007 to each Class B stockholder who voted against the Merger, the Company received and cancelled such shares of common stock. All shares of the Company’s Class B common stock automatically converted into shares of common stock upon consummation of the Merger.

Employment Agreements

Effective as of January 19, 2007, the Company entered into employment agreements with certain officers which provide for base salary, bonus, fringe benefits and the grant of options to purchase the Company’s common stock.

Lease Obligations:

The Company leases certain equipment under various operating leases expiring at various times through 2011. Lease expense totaled approximately $330,937 for the quarter ended March 31, 2007. Future annual minimum lease obligations as of March 31, 2007 are as follows:

2007	$1,011,489
2008	1,346,867
2009	1,347,885
2010	1,342,144
2011	1,343,411
Thereafter	6,785,947
Total future minimum lease obligations	$13,177,743

Firestone also leases its primary operating facility from a corporation controlled by a related party and this lease expires in January 12, 2012 with a five-year renewal term, at Firestone’s option. Effective with the merger, this lease was modified with new terms which resulted in the recognition of deferred lease expenses as a miscellaneous gain of $81,511.

NOTE 9 – LONG TERM DEBT

As part of the Merger, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as permitted in the merger agreement. A previous loan of $2,998,677 (the ‘‘Loan’’) to Firestone due to one of its former shareholders and a current shareholder of the Company remains outstanding. The loan is non-recourse to the ¡Sorpresa! Network and related programming assets and services. The Loan bears interest at 5% per annum and shall pay interest only commencing January 20, 2007 and continuing through September 1, 2008. Commencing on January 1, 2009 and on the first day of each calendar quarter, the Company will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three month ended March 31, 2007 the Company recognized $30,463 of interest expense on the Loan.

NOTE 10 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock

Upon the consummation of the Merger, all outstanding shares of the Company’s Class B common stock were converted into common stock pursuant to the Company’s Certificate of Incorporation, subject to the rights of certain holders of our former Class B common stock who had voted against the Acquisitions and properly exercised their Conversion Rights to have such shares converted into cash equal to their pro rata portion of the Trust Fund. The Class B common stock ceased trading subsequent to the Merger and was thereafter deregistered.

On January 19, 2007 the Company’s stockholders adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 25,000,000 to 35,000,000. As of March 31, 2007, there are 5,618,127 shares of the Company’s common stock issued and outstanding. As of March 31, 2007, there are 20,641,873 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W warrants and Class Z warrants (representing 7,490,000 shares if all such warrants were exercised), the Plan (representing 150,000 options outstanding and 450,000 remaining shares reserved under the Plan for issuance), 350,000 options to an employee issued outside the Plan and the UPO issued on July 13, 2005 as part of the Offering (representing 400,000 shares if the UPO were exercised in full).

Warrants

The Company has the following common stock warrants outstanding as of March 31, 2007:

	Warrants	Exercise Price	Expiration
Founders’ warrants
Class W	812,500	$5.00	February 3, 2010
Class Z	812,500	$5.00	February 3, 2010
Warrants issued in connection with IPO
Class W	2,500,000	$5.00	February 3, 2010
Class Z	2,500,000	$5.00	February 3, 2010
Warrants issued in connection with Merger
Class W	125,000	$5.00	February 3, 2010
Class Z	125,000	$5.00	February 3, 2010
	6,875,000

The warrants issued to the initial security holders of the Company (the ‘‘Founders’’) are subject to registration rights. However, if the Company is unable to register the underlying shares it may satisfy its obligations to the initial security holders by delivering unregistered shares of common stock.

The Class W warrants and Class Z warrants issued in the Offering are subject to registration provisions which require the Company to file a registration statement with respect to the shares of common stock underlying the warrants, and to use its best efforts to cause the registration statement to become effective and to maintain its effectiveness. The warrants also provide that the Company is not obligated to deliver any securities upon exercise of a warrant unless a registration statement covering those securities is effective. Under no circumstances is the Company obligated to net cash settle the exercise of a warrant.

Upon consummation of the acquisition of Firestone, as part of the consideration payable to the former Firestone shareholders in connection with their sale of Firestone’s capital stock, the Company issued 125,000 Class W warrants and 125,000 Class Z warrants to the Firestone shareholders.

Purchase Option

The Company issued an option on July 13, 2005 as part of the initial offering, for $100, to the representative of the underwriters in the Offering, to purchase up to 12,500 Series A units at an

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

exercise price of $17.325 per unit and/or up to 62,500 Series B units at an exercise price of $16.665 per unit. The Series A Units and Series B Units underlying the option will be exercisable in whole or in part solely at the underwriter’s discretion, from January 19, 2007 until expiration on July 12, 2010.

NOTE 11 – RELATED PARTY

Firestone leases its primary operating facility from a corporation controlled by a shareholder of the Company. Lease expense for this facility approximated $53,078 during the three months ended March 31, 2007.

NOTE 12 – RISK CONCENTRATIONS

Concentration of Credit Risk

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

Customer Concentrations

At March 31 2007, 4 customers accounted for approximately 32%, 11%, 10%,10%, respectively, of the accounts receivable balance on the accompanying condensed consolidated balance sheet.

For the three months ended March 31, 2007 4 customers accounted for approximately 20% 19%, 18% and 13%, respectively of the Company’s net sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 5, 2007. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the ‘‘Company. When used in this document, the words ‘‘anticipate’’, ‘‘believe’’, ‘‘plan’’, ‘‘estimate’’ and ‘‘expect’’ and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements.

Business Overview

Juniper Content Corporation (‘‘Juniper’’) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. We were formed on February 3, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business through the use of cash from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

On January 19, 2007, we consummated our merger with Firestone Communications, Inc. (‘‘Firestone’’), in which Firestone became our wholly owned subsidiary pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’), among us, Firecomm Acquisition, Inc., our wholly owned subsidiary, Firestone and certain stockholders of Firestone (the ‘‘Merger’’). At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of our common stock, 125,000 Class W Warrants and 125,000 Class Z Warrants.

Firestone owns and operates ¡Sorpresa! − the nation’s first children’s cable television network broadcast exclusively in Spanish. It also provides satellite uplink services for network distribution and production facilities and services for program production. Its business has three revenue streams: (i) the ¡Sorpresa! network; (ii) a Network Operations Center; and (iii) a production services operation, each of which is discussed separately below.

Some of the challenges and opportunities facing our network business include: (i) the growth of the Hispanic television audience; (ii) available capacity of cable and satellite systems and their desire to carry more channels; (iii) increased spending on advertising targeted at the Hispanic market; (iv) migration of the television audience to the internet and other digital platforms; and (v) increasing use of the internet by Hispanic households. The growth of the Hispanic television audience and increased channel capacity offers us the opportunity to secure distribution of ¡Sorpresa! on more cable and satellite systems, and attract more viewers in each market where the service is available. This represents an opportunity for us to increase the number of ¡Sorpresa! subscribers and to increase viewership among those households where the service is available. If we are successful in capitalizing on these opportunities, adding additional cable and satellite systems is likely to increase our revenues with controllable cost increases. Increased distribution is likely to enhance the value of advertising inventory available for us to sell. Coupled with industry-wide increases in Hispanic advertising spending, increased distribution is likely to enable us to generate significantly increased advertising revenues. While exploiting in program advertising opportunities will require us to incur additional expenses associated with engaging an advertising sales organization and/or internal staff, these expenses are controllable, and can be contained so that they are incremental relative to the potential for increased revenue. The migration of the television audience to the internet presents a potential risk to the growth of the television audience for ¡Sorpresa!. However, as our business plan calls for the further development of its internet and other digital platforms for the distribution of ¡Sorpresa!, we should be well situated to serve ¡Sorpresa! viewers regardless of where they are viewing the programming, thus enabling us to generate advertising revenue from both television and internet distribution.

The primary challenges that Firestone has historically faced arise from the undercapitalization that has hampered its ability to fully exploit its production and network assets, expend marketing funds, and to engage personnel sufficient to operate the business at optimum capacity. The Merger with Juniper provides Firestone with the working capital necessary to more effectively market its production services and uplink offerings, expand the distribution of its network, and increase the value of the ¡Sorpresa! brand. Improving production services marketing so that Firestone’s offerings are well known in the local and national production community may increase Firestone’s production services revenues, and replace some or all of the lost activity occasioned by the business failure of a key client in 2005. Expanding the distribution of the network increases Firestone’s revenues significantly, while requiring costs increases that are controllable by Firestone. Because Firestone’s costs of acquiring and producing programming are generally fixed, and there is a potential to substantially increase distribution, we plan to emphasize growth of the ¡Sorpresa! network operations, while maximizing the revenue potential of the production services operations to address the economic challenges that it has experienced in the past.

Sources of Revenue Overview

Television Network:    We operate ¡Sorpresa!, a Spanish language children’s television network and digital community. The television network is distributed over cable systems in the continental United States and Puerto Rico. ¡Sorpresa! digital content is distributed over internet, interactive, mobile and other broadband and digital platforms. We derive revenue from ¡Sorpresa! from two sources: cable television subscriber’s fees and advertising.

We earn subscription revenue from multi-system operators (MSOs) that carry ¡Sorpresa! programming, under the agreements between the MSOs and Firestone. While an MSO agreement governs the terms and conditions between Firestone and the MSO’s cable systems, each local cable system that is part of an MSO independently makes the decision to distribute ¡Sorpresa!. The individual cable systems also determine how ¡Sorpresa! is packaged with other cable programming, in turn determining the number of subscribers to which it is made available. ¡Sorpresa! is either bundled with other program channels in tier services, which are available to tier subscribers who pay additional fees for tier programming, or may be offered as one of a cable system’s basic program channels, which are included to all system subscribers who pay for basic cable service. In U.S. markets, ¡Sorpresa! is typically offered in Hispanic tier packages. In Puerto Rican markets, ¡Sorpresa! is typically offered as part of basic cable service. The MSO agreements provide for monthly subscriber fees with annual rate increases. Usually, an agreement provides for an introductory free carriage period in which no subscriber fees are paid to Firestone for the free period following the system’s launch of ¡Sorpresa!. MSOs calculate the number of subscribers for which fees are paid each month by averaging the subscriber count at the beginning and ending of each month.

These affiliation agreements typically provide for payments to us based on each subscriber who receives the ¡Sorpresa! network. In most cases, the agreements also usually include ‘‘Most Favorable Nation’’ (‘‘MFN’’) clauses, which obligate Firestone to offer the operator any more favorable economic terms we negotiate with any other MSO. Although the affiliation agreements currently provide for payments of subscriber fees to us, we may determine in the future that it is in our best interest to enter into new affiliation agreements that will trigger the MFN clauses of the existing affiliation agreements, thereby reducing or eliminating alltogether the revenue received from subscriber fees under some or all of the existing affiliation agreements.

We earn advertising revenue from the sale of in-program advertising inventory on ¡Sorpresa!. Historically, ¡Sorpresa! advertising revenue has been generated primarily from direct response spots, per inquiry advertising and infomercials. We believe the continued growth of advertising revenue will result from increased distribution of the network. The rates that we can charge for advertising inventory depend on a number of factors, including audience size, advertiser and agency budgets and the relative strength or weakness of rates in the general advertising market. The market for children’s advertising is subject to seasonal variations with a substantial portion of overall advertising placed in the third and fourth quarters.

Network Operations:    We earn fee income from third party customers to whom Firestone provides uplink facilities and related services for the distribution of network television programming to cable systems, DBS services and broadcasters throughout the United States. These arrangements are subject to long term agreements that range in term from one to ten years, and require customers’ payment of monthly fees in advance of service. Other services are offered to short-term customers, such as occasional users of satellite bandwidth, uplink or downlink services.

Production Services:    We earn production service revenue from third party television and advertising customers to which Firestone provides video and audio, production, post-production, remote production and studio rental services. Production service engagements are typically for a duration of a few days to three months or more in length.

Cost of Revenue Overview

Television Network:    Cost of television network revenue consists primarily of programming acquisition and licensing fees, tradeshow costs and compensation and related fringe benefits paid to department personnel.

Network Operations:    Cost of network operations’ revenue consists primarily of satellite bandwidth, software license and maintenance fees and compensation and related fringe benefits paid to department personnel. Costs of network operations are primarily fixed due to the long-term agreements for satellite bandwidth.

Production Services:    Costs of production services’ revenue consist primarily of dedicated project related production costs and compensation and related fringe benefits paid to department personnel. Costs of production services revenue can be scaled to specific production projects. We plan to use independent contractors and producers to provide those services on a project basis in an effort to avoid build up of overhead infrastructures.

Operating Expense Overview

Advertising Expenses:    Advertising expenses consist primarily of costs due to public relations and marketing consultant fees, market research and on air branding, compensation and related fringe benefits, and travel costs in the marketing department. In the twelve months following the Merger, advertising costs are expected to grow significantly over current expenditures as we implement our new marketing strategy to enhance awareness of Firestone and its ¡Sorpresa! Network. We anticipate this will include increased emphasis on publicity, promotions, tradeshows, our website and the engagement of a sales organization and/or internal staff.

General and Administrative Expenses.    These consist primarily of costs related to corporate personnel, occupancy costs, general operating costs, depreciation and corporate professional fees, such as legal and accounting fees. General and administrative costs are expected to grow with increases consisting primarily of the addition of new internal staff and the costs of additional professional services due to reporting requirements of a public company.

Results of Operations

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues	$504,985	$—
Cost of Revenue	512,294	—
Gross Margin	(7,309)	—
Operating expenses, depreciation and amortization	1,682,265	145,875
Operating loss	(1,689,574)	(145,875)
Net income(loss)	$(1,451,973)	$8,661

Revenues:    We were a special purpose acquisition company until our Merger with Firestone on January 19, 2007, and thus there were no sales in 2006 prior to consummation of the Merger. Revenues during the three months ended March 31, 2007 were approximately $505,000.

Cost of Revenue:    Because the Company had no sales prior to consummation of the Merger or during the three months ended March 31, 2006, the Company had no corresponding cost of revenue during the period. For the three months ended March 31, 2007, cost of revenue was approximately $512,000.

Gross Margin:    We had no operations prior to consummation of the Merger or for the three months ended March 31, 2006. For the quarter ended March 31, 2007, gross margin was ($7,309).

Operating Expenses, Depreciation and Amortization:    Operating expenses, depreciation, and amortization were $145,875 during the three months ended March 31, 2006. Such expenses during this period consisted primarily of general and administrative expenses associated with the Company’s efforts to identify targets for potential acquisition during its operations as a special purpose acquisition company. Total operating expenses, depreciation, and amortization for the three months ended March 31, 2007 were $1,689,574 million, consisting of general and administrative costs and advertising of $1,209,804 and depreciation and amortization of intangibles and fixed assets of $472,461 acquired in the Merger. Included in general and administrative costs are approximately $42,000 of expense associated with share based compensation to employees.

Other income (expense):    Other income (expense) was $158,356 during the three months ended March 31, 2006 which related entirely to interest income from the investment held in trust. During the three months ended March 31, 2007 other income (expense) was $102,865, which was comprised of interest income from investments and cash and cash equivalents offset by interest expense associated with our long-term debt.

Provision (benefit) for income taxes:    The provision for income taxes during the three months ended March 31, 2006 was $4,000. During the three months ended March 31, 2007, we recognized a benefit for income tax of $134,736 as a result of the decrease in the deferred tax liability associated with the amortization of certain assets acquired in the Merger.

Liquidity and Capital Resources

Long-Term Debt

In connection with the Merger, we assumed a $2,998,678 previous loan of Firestone (the ‘‘Loan’’) due to a former shareholder of Firestone and one of our current shareholders. As part of the Merger, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as permitted in the merger agreement. The Loan remains non-recourse to the ¡Sorpresa! network and related programming assets and services. The Loan bears interest at 5% per annum and shall pay interest only commencing January 20, 2007 and continuing through September 1, 2008. Commencing on January 1, 2009 and on the first day of each calendar quarter, the borrower will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three month ended March 31, 2007 we recognized $30,463 of interest expense on the Loan.

Former Class B Common Stock Conversions

In connection with the Merger, 16.7% of our outstanding Class B common stock voted against the Merger and exercised their rights to convert their shares into cash equal to a pro-rata distribution from the trust account established to hold proceeds from the initial public offering. The conversion price of $5.38 was calculated on January 17, 2007, two business day prior to the Merger vote. Accordingly, we were required to convert to cash such stockholders 481,100 shares who voted against the Merger for an aggregate of $2,588,318 or $5.38 per share. Upon payment of the conversion amount in February and March 2007 to each Class B stockholder who voted against the Merger, we received and cancelled such shares of common stock. All shares of our Class B common stock automatically converted into shares of common stock upon consummation of the Merger.

Liquidity Assessment

The Company believes that it has sufficient funds to meet its working capital requirements for the forseeable future. Historically, Firestone’s revenues generated by operations had not been sufficient to meet its working capital requirements. Its operations were funded from proceeds from the issuance of various debt instruments and the sale of equity securities. We believe that the funds made available by Juniper following the Merger should be sufficient to meet Firestone’s working capital requirements for the forseeable future as well.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Net cash used in operating activities was $1,908,156 during the quarter of ended March 31, 2007 as compared to $105,515 during the same period in 2006. During the quarter ended March 31, 2007, net cash used by operations consisted of a net loss of $ 1,451,973 offset by non-cash expenses of $472,461 for depreciation and amortization and $41,896 related to share based compensation. Payment of our accounts payable and accrued expenses resulted in significant cash used of $503,628 during the quarter ended March 31, 2007. During the quarter ended March 31, 2006, net cash used by operations were $105,515.

Net cash provided for in investing activities was $14,309,891 as a result of the release of the proceeds from trust during the quarter ended March 31, 2007 as compared to no investing activities during the same period in 2006.

Net cash used in financing activities during the quarter ended March 31,2007 was $2,588,318 as compared to none in the same period in 2006. The use of the financing amount was for the payments for redemptions of our class B common stock.

Supplemental Information

Non-Generally Accepted Accounting Principles (‘‘GAAP’’) Basis Financial Information for the Three Months Ended March 31, 2007 Compared to the Non-GAAP Basis Combined Financial Information for the Three Months Ended March 31, 2006.

As a result of the Merger with Firestone which occurred on January 19, 2007, we are presenting the statements of operations of Firestone as our predecessor separately. Because we had no material business or operations prior to the Merger date of January 19, 2007, we are presenting below Juniper Content Corporation’s results of operations, combined with those of Firestone during the three months ended March 31, 2007 and 2006. We refer to such combined financial information as being presented on a ‘‘non-GAAP combined’’ basis and when we refer to ‘‘first quarter 2007’’ and ‘‘first quarter 2006’’ in this section, we are referring to the non-GAAP combined three months ended March 31, 2007 and 2006. Such non-GAAP combined financial information only constitutes the arithmetic sums of historical results described above with respect to the 2006 period and does not give effect to purchase accounting, interest expense or other pro forma adjustments resulting from the Merger. The Company’s historical financial information for the three month period ended March 31, 2007 gives effect to purchase accounting adjustments from the date of Merger.

	Historical Firestone quarter ended March 31, 2006	Historical Juniper Content Corp. quarter ended March 31, 2006	Non-GAAP Combined quarter ended March 31, 2006(1)	Historical Juniper Content Corp quarter ended March 31, 2007	Historical Firestone nineteen days ended January 19, 2007	Non-GAAP Juniper Content Corp quarter ended March 31, 2007(2)
Revenues	$652,781	$—	$652,781	$504,985	$116,692	$621,677
Cost of Revenues	680,585	—	680,585	512,294	105,768	618,062
General and administrative, depreciation and amortization	497,945	145,875	643,820	1,682,265	118,936	1,801,201
Net income(loss)	(555,597)	8,661	(546,936)	(1,451,973)	(47,337)	(1,499,310)

(1)	Represents, on a non-GAAP combined basis, the sum of the results of operations of Firestone for the three months ended March 31, 2006, plus Juniper Content Corporation’s results of operations for the three months ended March 31, 2006.
(2)	Represents, on a non-GAAP combined basis, the sum of the results of operations of Firestone for the nineteen days ended January 19, 2007, plus our consolidated results of operations for the three months ended March 31, 2007.

Results of Operations:

The following discussion sets forth our results of operations for the quarter ended March 31, 2007 as compared to the same period in 2006:

Revenues

The following summarizes the components of revenues on a Non-GAAP combined basis for the quarters ended March 31, 2007 and 2006:

	Non-GAAP Combined Three Months Ended March 31,
	2007	2006
Revenue
Television Network	$272,966	$128,195
Network Operations Center	346,085	502,778
Production Services	2,626	21,808
Total Revenue	$621,677	$652,781

Overview

Our total revenue on a Non-GAAP combined basis decreased 5% for the quarter ended March 31, 2007 as compared to the same period in 2006.

Television Network Revenue

For the quarter ended March 31, 2007, television network revenue on a non-GAAP combined basis increased $144,771 or 113% as compared to the same period in 2006, largely due to the increase in subscriber revenue of $116,441 or 100% from additional carriage in new local cable systems, as well as contractual rate increases of subscriber fees and contractual arrangements whereby certain subscribers that were previously covered under free carriage periods with distributors were converted to paying subscribers. Advertising revenue on a Non-GAAP combined basis also increased $28,330 or 248% primarily from utilizing late night programming slots to maximize sales to infomercial clients.

Network Operations Revenue

For the quarter ended March 31, 2007, network operations revenue on a non-GAAP combined basis decreased $156,693 or 31% as compared to the same period in 2006 which was the result of services provided primarily for one client that ceased operations in 2006 and has not been replaced in 2007.

Production Services Revenue

For the quarter ended March 31, 2007, production services revenue on a non-GAAP combined basis decreased $18,582 or 88% as compared to the same period in 2006. The number and scope of production projects contracted with primarily one client was lower in 2007. Firestone’s new business plan expects to implement a sales and marketing effort to attract new production services clients.

Cost of Revenue Expenses

The following summarizes the components of Firestone’s cost of revenue on a Non-GAAP combined basis expenses for the quarter ended March 31, 2007 and 2006:

	Non-GAAP Combined Three Months Ended March 31,
	2007	2006
Cost of Revenue
Television Network	$203,535	$125,655
Network Operations Center	414,380	494,479
Production Services	147	60,451
Total Cost of Revenue	$618,062	$680,585
Gross Margin	$3,615	$(27,804)

Overview

Our cost of revenue expenses on a non-GAAP combined basis    decreased $62,523 or 9% for the quarter ended March 31, 2007 as compared to the same period in 2006.

Television Network Cost of Revenue

For the quarter ended March 31, 2007, television network cost of revenue on a non-GAAP combined basis increased $77,880 or 62% as compared to the same period in 2006 due to the addition of sales personnel and activities that increase visibility within the industry as the new business plan was implemented.

Network Operations Cost of Revenue

For the quarter ended March 31, 2007, network operations cost of revenue on a non-GAAP combined basis decreased $80,099 or 16% as compared to the same period in 2006 due to the reduction of personnel requirements related to the corresponding revenue.

Production Services Cost of Revenue

For the quarter ended March 31, 2007, production services cost of revenue on a non-GAAP combined basis decreased $60,304 or 100% as compared to the same period in 2006 due primarily to reductions in personnel and project-related production costs. Production costs are scaled to specific production projects by the use independent contractors and producers to provide those services on a project basis in an effort to avoid build up of overhead infrastructures.

Gross Margin

For the quarter ended March 31, 2007, our production services’ gross margin on a non-GAAP combined basis increased $41,122 due to the reductions of personnel to avoid build up of overhead and scale costs to specific production projects. Television network’s gross margin increased $66,891 due to increased revenues from affiliate fees and advertising which outpaced increased costs from the addition of sales personnel and activities that increase visibility within the industry as the new business plan was implemented. Network operations’ gross margin decreased $76,594 due to the fixed costs of bandwidth in network operations and the loss of revenue primarily for one client that ceased operations in 2006 and has not been replaced in 2007.

Operating Expenses

General and Administrative Expenses

For the quarter ended March 31, 2007, SG&A expenses on a non-GAAP combined basis increased approximately $1.2 million as compared to the same period in 2006. This increase was primarily due to increases in expenses associated with the expansion of corporate infrastructure, professional fees, travel and the hiring expenses of new personnel. The increase also reflects the increase of approximately $385,000 of amortization of the intangibles and the depreciation of the fixed assets as a result of the Merger.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies as set forth in Note 2 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2007 represent, in all material respects, the current status of the Company’s critical accounting policies, included elsewhere herein.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and interim chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

31.1 – Section 302 Certification by CEO

31.2 – Section 302 Certification by Interim CFO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by Interim CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNIPER PARTNERS ACQUISITION CORP.
Dated: May 15, 2007
/s/ Stuart B. Rekant
Stuart B. Rekant Chairman of the Board and Chief Executive Officer
/s/ Robert B. Becker
Robert B. Becker Interim Chief Financial Officer and Secretary