Form 10QSB
period 2007-06-30
Juniper Content Corp
filed 2007-08-14
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File Number 000-51240

Juniper Content Corporation

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2278320
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

521 Fifth Avenue, Suite 822, New York, New York 10175

(Address of Principal Executive Office)

(212) 660-5930

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

As of August 14, 2007, 5,618,127 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes     No

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

 Index

Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	4
Unaudited Condensed Consolidated Statements of Operations, for the three months ended June 30, 2007 and 2006, six months ended June 30, 2007 and 2006 and Predecessor Statements of Operations for the period ended January 19, 2007 and the three and six months ended June 30, 2006.	5
Unaudited Condensed Consolidated Statement of Stockholders’ Equity, for the six months ended June 30, 2007	6
Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2007 and 2006 and predecessor statement of cash flows for the period ended January 19, 2007 and the six months ended June 30, 2006	7
Notes to Unaudited Condensed Consolidated Financial Statements	8 – 22

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

Condensed Consolidated Balance Sheets

	June 30 2007	December 31 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,413,586	$75,501
Accounts Receivable, net	185,422	—
Programming rights	34,268	—
Securities held in Trust Fund	—	15,452,091
Prepaid expenses	183,528	3,705
Current assets	8,816,804	15,531,297
Property and equipment, net (Note 5)	2,760,895	—
Restricted cash (Note 2)	92,862	—
Intangible assets, net (Note 6)	8,096,349	—
Goodwill	4,127,832	—
Deferred acquisition costs	—	978,209
Other assets	61,690	—
Total assets	$23,956,431	$16,509,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued acquisition costs	$—	$541,607
Accounts payable and accrued expenses	824,405	46,623
Deferred revenue	62,068	—
Deferred equipment rentals	286,414	—
Income taxes payable	4,083	51,083
Total current liabilities	1,176,970	639,313
Long term debt, related party(Note 9)	2,998,678	—
Deferred tax liability, net	2,133,366	—
Total liabilities	6,309,013	639,313
Common stock, subject to possible conversion, 0 and 574,713 shares at conversion value	—	3,088,873
Commitments and Contingencies (Note 8)
Stockholders’ Equity (Notes 3, 7 and 10):
Common stock, par value $.0001 per share, 35,000,000 shares authorized, 5,618,127 and 548,100 shares issued and outstanding, respectively	562	55
Common stock, Class B, par value $.0001 per share, 5,000,000 shares authorized, 0 and 2,875,000 shares issued and outstanding (which includes 574,713 shares subject to possible conversion) at December 31, 2006	—	288
Additional paid-in-capital	19,957,535	12,596,457
Accumulated (deficit) earnings	(2,310,679)	179,431
Accumulated other comprehensive income	—	5,089
Total stockholders’ equity	17,647,418	12,781,320
Total liabilities and stockholders’ equity	$23,956,431	$16,509,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

Condensed Consolidated Statements of Operations

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006	Predeccesor For the three months ended June 30, 2006	Predeccesor For the six months ended June 30, 2006	Predeccesor For the nineteen day period ended January 19, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$583,755	$—	$1,088,740	$—	$651,004	$1,303,785	$116,692
Cost of revenues	799,778	—	1,312,072	—	548,790	1,229,375	105,768
Gross profit (loss)	(216,023)	—	(223,332)	—	102,214	74,410	10,924
Operating expenses:
General and administrative expenses	1,368,294	110,894	2,531,848	256,769	757,600	1,254,475	118,936
Advertising expense	122,161	—	168,411	—	57,675	58,745	—
Depreciation and amortization expense	630,173	—	1,102,634	—	—	—	—
Loss from operations	(2,336,651)	(110,894)	(4,026,224)	(256,769)	(713,061)	(1,238,810)	(108,012)
Other income (expenses):
Other income, net	23,828	—	34,306	—	33,815	86,711	82,621
Interest income	109,382	177,857	232,232	336,393	—	—	—
Interest expense	(36,952)	—	(67,415)	—	(125,862)	(208,606)	(21,946)
Total other income (expense)	96,258	177,857	199,123	336,393	(92,047)	(121,895)	60,675
Income (loss) before provision for income taxes	2,240,393	66,963	(3,827,101)	79,624	(805,108)	(1,360,705)	(47,337)
Provision (benefit) for income taxes	(1,202,255)	24,000	(1,336,991)	28,000	—	—	—
Net income (loss)	$(1,038,138)	$42,963	$(2,490,110)	$51,624	$(805,108)	$(1,360,705)	$(47,337)
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	(35,033)	—	(65,502)
Net (income) loss attributable to other Class B stockholders and common stockholders	$(1,038,138)	$7,930	$(2,490,110)	$(13,878)	$(805,108)	$(1,360,705)
Weighted average number of shares outstanding, basic and diluted	5,618,127	3,423,100	5,508,815	3,423,100
Net loss per share, basic and diluted	$(0.18)	$—	$(0.45)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

Condensed Consolidated Statement of Stockholders’ Equity
For the six months ended June 30, 2007
(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2007	548,100	$55	2,875,000	$288	$12,596,457	$179,431	$5,089	$12,781,320
Value of common stock and warrants issued in Merger	2,676,127	268	—	—	6,611,482	—	—	6,611,750
Conversion of Class B stock to Common stock, net of redemptions	2,393,900	239	(2,875,000)	(288)	500,603	—	—	500,554
Share based compensation to employees	—	—	—	—	248,993	—	—	248,993
Net loss for the period	—	—	—	—	—	(2,490,110)	—	(2,490,110)
Change in value of available for sale securities	—	—	—	—	—	—	(5,089)	(5,089)
Comprehensive loss								(2,495,199)
Balance, June 30, 2007 (Unaudited)	5,618,127	$562	—	—	$19,957,535	$(2,310,679)	—	$17,647,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

Condensed Consolidated Statement of Cash Flows

	For the six months ended June 30, 2007	For the six months ended June 30, 2006	Predecessor for the nineteen day period ending January 19, 2007	Predeccesor for the six months ended June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income(loss) for the period	$(2,490,110)	$51,624	(47,337)	$(1,360,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,102,634	—	25,845	252,416
Share based compensation	248,993	—	—	—
Deferred income taxes	(1,336,991)	—	—	—
Restricted cash	(92,862)
Amortization of discount on securities held in Trust Fund	(30,886)	(320,970)	—	—
Changes in operating assets and liabilities(net of acquisition of Fireststone):
Accounts Receivable	(32,484)	—	44,222	48,594
Programming rights	66,839	—	10,764	39,848
Prepaid expenses and other assets	(171,565)	47,133	315	11,637
Other assets	44	—	—	—
Accounts payable and accrued expenses	(522,240)	769	(80,979)	942,781
Deferred revenue	21,903	—	(600)	(19,929)
Deferred leases	286,414
Programming Obligations	(136,635)	—	—	—
Income taxes payable	(47,000)	25,500	—	—
Net cash used in operating activities	(3,133,946)	(195,944)	(47,770)	(85,358)
INVESTING ACTIVITIES
Purchases of Securites held in Trust Fund	—	(29,700,000)	—	—
Maturities of Securities held in Trust Fund	15,477,888	29,700,000	—	—
Purchases of property and equipment	(249,542)	—	—	(3,500)
Merger costs paid, net of cash aquired	(1,167,997)	(100,688)	—	—
Net cash provided by(used in) investing activities	14,060,349	(100,688)	—	(3,500)
FINANCING ACTIVITIES
Proceeds received for preferred stock	—	—	500,000	50,000
Net payments on line-of-credit	—	—	(694,000)	65,198
Payments on long term debt, related party	—	—	(100,000)	(34,218)
Proceeds from borrowings on long-term debt	—	—	339,999	92,916
Payments for redemptions of Class B common stock	(2,588,318)	—	—	—
Net cash (used in) provided by financing activities	(2,588,318)	—	45,999	173,896
Net increase (decrease) in cash and cash equivalents	8,338,085	(296,632)	(1,771)	85,038
Cash and Cash Equivalents
Beginning of period	75,501	939,203	5,562	15,026
End of period	$8,413,586	$642,571	$3,791	$100,064
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$47,000	$—	$—	$—
Cash paid for interest	$67,415	$—	$21,946	$21,583
Supplemental disclosure of non-cash activity:
Value of stock and warrants issued in Merger	$6,611,750	$—	$—	$—
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	$—	$65,502	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Juniper Content Corporation, (‘‘Juniper’’) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. On January 19, 2007, Juniper acquired all of the outstanding capital stock of Firestone Communications, Inc. (‘‘Firestone’’) in exchange for Juniper common stock and warrants (the ‘‘Merger’’) (Note 4). Immediately thereafter, Juniper changed its name to Juniper Content Corporation. The Company provides television programming services, third-party network origination services and third-party production services. (Juniper and Firestone are collectively, hereinafter, referred to as the ‘‘Company’’.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (February 3, 2005) to December 31, 2006 included in the Company’s Form 10-KSB filed on April 5, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and the results of operations. The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Basis of Presentation of Consolidated Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its operating subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Predecessor

From its inception (February 3, 2005) until consummation of the Merger on January 19, 2007, Juniper had no substantial operations other than to serve as a vehicle for a Business Combination. Accordingly, since Juniper’s operating activities prior to the Merger are insignificant relative to those of Firestone, management believes that Firestone is Juniper’s predecessor. Management has reached this conclusion based upon evaluation of the applicable reporting requirements and relevant facts and

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

circumstances, including the historical life of Firestone, the level of operations of Firestone, the purchase price paid for Firestone and the fact that the consolidated Company’s revenues and expenses after the Merger are most similar in all respects to those of Firestone’s historical periods. Accordingly, the historical financial statements of Firestone have been presented in this quarterly report on Form 10-QSB.

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

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (‘‘SAB’’) No. 104, Revenue Recognition, which requires that revenue be recorded when persuasive evidence of an arrangement exist, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable, and collectibility is reasonably assured. If the payment due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as deferred revenues. Any expected losses on contracts are recognized when identified.

Revenues of the Company are primarily generated by the following sources:

Television network subscription revenue is recognized each month when the Company’s television program is delivered to the cable systems for distribution to their subscribers. It consists of the monthly fees earned under multiple cable system operator (‘‘MSO’’) agreements (the ‘‘MSO Agreements’’) for each subscriber of programming. Since the number of subscribers is not determinable until MSO subscriber reports are received, the Company’s management determines a reasonable revenue estimate each reporting month. The Company receives subscriber count reports from MSOs within 60 days following the end of the reporting month. The Company’s estimates are then adjusted to reflect actual revenue earned. While the MSO Agreements govern the terms and conditions between the Company and local cable systems, each local cable system independently makes the decision to distribute the Company’s content. The MSO Agreements provide for an introductory free carriage period in which no subscriber fees are paid to the Company after a system’s launch of the Company’s content. During the introductory free carriage period, no revenue is recorded by the Company since each local cable system has the right to launch or terminate the broadcasting at any time during the MSO Agreement, thus making the revenue not fixed and determinable. As such, Company can not record revenue until the requirements of SAB No. 104 have been met.

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

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Network operations service revenue is recognized each month as such services are provided. These services consist of fees earned for distribution of third party network television programming to cable systems, DBS services, and broadcasters throughout the United States. These arrangements are subject to long-term agreements that range in term from one to five years, provide for escalating payments over the term of the contract and require customers’ payment of monthly fees in advance of services provided. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104. The Company recognizes revenue using the straight-line method over the life of the contract. On occasion, the Company offers network services to start-up companies. In such cases, the Company records revenue only to the extent of the amount which is deemed collectible on a monthly basis. Additional services such as occasional use of satellite bandwidth, uplink, or downlink services are recognized in the month the service is provided.

Production services revenue is recognized in the month that production services are completed as defined by the production contract. It consists of fees earned for video and audio production, post production, remote production and studio rental services. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104.

Contractual arrangements are reviewed regularly for significant revenue recognition judgments, particularly in the area of multiple deliverable elements (‘‘multiple element arrangements’’). Where multiple element arrangements exist, contract revenue is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force (‘‘EITF’’) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. For the three and six months ended June 30, 2007 the Company had no such multiple element arrangements.

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

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, the Company would be required to write-down the program rights to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, the Company would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs. Program obligations are classified as current or long-term in accordance with the payment terms of the license agreement. As of June 30, 2007, all program rights and obligations were classified as current assets and liabilities given that the duration of the Company’s contracts generally do not extend beyond one year.

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Cash

Included in restricted cash on the accompanying condensed consolidated balance sheet as of June 30, 2007 is cash of $92,862, which is being held to secure the irrevocable letter of credit, related to the Company’s office space operating lease.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments

Investments with maturities exceeding three months have been accounted for in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. The Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other accumulated other comprehensive income, net of applicable taxes.

The Company’s restricted investment held in the Trust Fund at December 31, 2006 consisted of an investment in United States government treasury securities, which matured on January 19, 2007. Such investments were liquidated and transferred to cash and cash equivalents upon consummation of the Merger.

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

Goodwill represents the Company’s allocation of the purchase price to acquire Firestone in excess of the fair value of the net assets acquired at the date of the Merger. The allocation of purchase price, to reflect the values of the assets acquired and liabilities assumed, has been estimated based upon management’s evaluation and certain third-party appraisals and is subject to finalization based on the outcome of independent appraisal (Note 4).

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

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

Intangibles with definite lives

Intangible assets with determinable lives are accounted for under the provisions of SFAS No. 142. Intangible assets arose from the business combination and consist of subscriber lists that are amortized, on a straight-line basis, over periods of up to 5 years (see Note 6). As required by SFAS No. 142, impairment assessment is in accordance with SFAS No. 149.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, ‘‘Accounting for Impairment or Disposal of Long-Lived Assets,’’ the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset held and used exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the three and six months ended June 30, 2007 and 2006 excludes potentially issuable common shares primarily related to the Company’s outstanding stock options and warrants because the assumed issuance of such potential common shares is anti dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods.

Prior to the conversion of the Company’s Class B common stock to common stock as a result of the Merger, basic net income (loss) per share was calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 including cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value. Investments are stated at fair value. Long-term obligations approximate fair value as the interest rates related to such obligations currently approximate market rates.

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

There was no share-based compensation awards granted prior to January 19, 2007. Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2007 was $207,097 and $248,993 respectively which consisted entirely of share-based compensation expense related to stock option grants. See Note 7 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In connection with the Merger the Company has recognized deferred tax liabilities due to differences between the assigned values and the historical tax bases of the assets acquired in the Merger. As a result the Company recognized approximately $1,337,000 of benefit for income taxes associated with amortization of the deferred tax liability during the six months ended June 30, 2007.

The Company has net operating loss carry forwards available to offset future taxable income some of which will expire through 2027, subject to limitations. The use of net operating loss tax carry forwards of Firestone acquired in the Merger may be limited due to the change in ownership of Firestone. Accordingly, due to such limitations on use of Firestone’s net operating loss carry forwards and Firestone’s history of losses, management believes it is more likely than not that the deferred tax assets recognized in the Merger will not be realized and has established a valuation allowance to reduce the Firestone deferred tax assets to zero.

In June 2006, the FASB issued Interpretation No.48, Accounting For Uncertainty in Income Taxes (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ‘‘SFAS No. 157’’), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position and results of operations.

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

NOTE 4 – MERGER

On January 19, 2007, the Company acquired all of the outstanding capital stock of Firestone pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’). As a result of the Merger, Firestone became a wholly owned subsidiary of the Company. At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of Juniper common stock, 125,000 Class W Warrants to purchase 125,000 shares of common stock, 125,000 Class Z Warrants to purchase to 125,000 shares of common stock and the Company assumed approximately $3,000,000 of Firestone long-term debt. As part of the Merger, all of Firestone’s outstanding debts that

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

exceeded $3,000,000 were retired as permitted in the merger agreement. The $3,000,000 of outstanding debt remains non-recourse to the ¡Sorpresa! Network and related programming assets and services as well as the Company.

The Merger has been accounted for as a business combination with the Company as the acquirer of Firestone. Under the purchase method of accounting, the assets and liabilities of Firestone acquired are recorded as of the acquisition date at their respective fair values, and added to those of the Company.

The purchase price for the Merger was determined based on the value of the Company’s common stock and warrants issued and direct acquisition costs incurred. The aggregate purchase price of $8,220,140 represents the sum of (i) $6,529,750 representing the 2,676,127 shares of common stock, $0.0001 par value, issued to the former stockholders of Firestone (based on the average closing market price of Juniper’s common stock, for a period of two days prior and two days subsequent to August 16, 2006, the date of the announcement of the purchase agreement with Firestone, or approximately $2.44 per common share) (ii) $82,000 representing the 125,000 Class W Warrants and 125,000 Class Z Warrants issued to the former preferred stockholders of Firestone (or approximately $0.32 per Class W Warrant and approximately $0.33 per Class Z Warrant based on the average price of each of Juniper’s Class W and Class Z Warrants for a period of two days prior and two days subsequent to August 16, 2006) and (iii) acquisition costs of $1,608,390 (including a $400,000 advisory fee paid to the Company’s investment banking firm at closing) directly attributable to the Merger. In addition, the Merger Agreement also provides that Firestone’s stockholders will receive up to an additional 1,000,000 Class W Warrants and 1,000,000 Class Z Warrants if certain revenue and subscriber targets are attained in 2007 and 2008. Such consideration, if any, will be included in the purchase price upon resolution of the contingencies.

Of the shares issued to Firestone stockholders at the closing, 10% (267,613 shares) were placed in escrow to secure the indemnity rights of Juniper under the Merger Agreement pursuant to the terms of an escrow agreement.

The components of the purchase price for Firestone are summarized as follows:

Shares of Common Stock issued	2,676,127
Value of Common Stock	$6,529,750
Value of warrants	82,000
Total value of equity issued	$6,611,750
Acquisition costs	1,608,390
Total purchase price	$8,220,140

A preliminary allocation of the purchase price of Firestone to the estimated fair values of the assets acquired and liabilities assumed of Firestone on January 19, 2007 was made and recorded during the fiscal quarter ended March 31, 2007. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Merger was made by management based on available information and certain assumptions management considers reasonable. The preliminary estimates will be subject to change based on the finalization of asset and liability valuations of Firestone, and will depend in part on prevailing market rates and conditions. A final determination of the fair values, which will include work of an independent appraiser, will be completed during fiscal 2007. The final valuations will be based on the actual net tangible and intangible assets of Firestone that existed as of January 19, 2007. Any adjustments may change the allocation of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed to the Company’s condensed consolidated financial statements.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

The preliminary allocation of the fair value of the assets acquired and liabilities assumed in the Merger are as follows:

Current assets	$266,093
Property and equipment	2,807,815
Intangibles	8,902,521
Goodwill	4,127,832
Other assets	61,734
Deferred tax liability	(3,470,356)
Current Liabilities	(1,476,822)
Long term Debt	(2,998,677)
$8,220,140

Goodwill and intangibles are not deductible for tax purposes.

Summarized below are the pro forma unaudited results of operations for the three months ended June 30, 2006 and the six month periods ended June 30, 2007 and 2006 as if the results of Firestone were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the Merger had been completed at the beginning of the period presented or which may be obtained in the future:

	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenue	$651,004	$1,205,432	$1,303,785
Net loss	(473,367)	(3,444,349)	(2,337,176)
Basic and diluted loss per share	(0.08)	(0.61)	(0.42)
Weighted average common shares outstanding (basic and diluted)	5,618,127	5,618,127	5,618,127

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consisted of the following:

Broadcasting Equipment	$2,443,993
Studio Equipment	416,436
Other Equipment	100,147
Furniture and fixtures	96,781
Total property and equipment	3,057,357
Less accumulated depreciation	(296,462)
Property and equipment, net	$2,760,895

Depreciation expense for the three months ended June 30, 2007 and 2006 was $180,192 and 0 respectively and $296,462 and 0 for the six months ended June 30, 2007 and 2006 respectively. The Company disposed of no property and equipment for the three and six months ended June 30, 2007.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – INTANGIBLE ASSETS

The following tables summarize the Company’s intangible assets as of June 30, 2007:

		(Unaudited)
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customers/Subscribers	5 years	$8,902,521	$(806,172)	$8,096,349

NOTE 7 – SHARE-BASED COMPENSATION

Stock-Based Compensation Plan

On January 19, 2007, the Company’s stockholders adopted the 2006 Long-Term Incentive Plan (the ‘‘Plan’’) which reserves 600,000 shares of common stock for issuance in accordance with the Plan’s terms.

The Plan permits the granting of stock options and other stock-based awards to employees, officers, directors and consultants of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock as defined in the Plan and expire no later than ten years from the grant date. The options generally vest in three equal installments commencing on the first anniversary of the date of grant and expire 5 years from the date of grant. However the Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to use a different vesting schedule.

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term was estimated based on management’s estimate. The assumptions used in the calculation of the stock option expense were as follows:

	Options granted January 19, 2007	Options granted April 19, 2007
Volatility	52.02%	42.96%
Risk free rate	4.83%	4.57%–4.68%
Term	3.50–3.75 years	5–10 years
Dividend yield	0.0%	0.0%

Stock-based compensation expense recognized in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2007 is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to the Company’s limited history, forfeiture assumptions were based upon management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

During the six months ended June 30, 2007, 268,000 five year options were granted to employees of the Company pursuant to the Plan, 75,000 ten year options were granted to members of the Board of Directors and 350,000 five year options were granted to the Company’s Chief Executive Officer outside of the Plan. The following table summarizes information concerning all options outstanding as of June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2006	—	$—	$—		$—
Granted	693,000	3.25	$1.42
Balance at June 30, 2007	693,000	$3.25	$1.42	9.56–9.81 years	$—

During the three and six months ended June 30, 2007, the Company recognized compensation expense of $207,097 and $248,993, respectively as a result of the vesting of options issued to employees which is included in general and administrative expense on the accompanying condensed consolidated statement of operations.

As of June 30, 2007, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows:

Remaining 2007	$156,008
Year ending December 31, 2008	312,017
Year ending December 31, 2009	312,017
Year ending December 31, 2010	38,422
$818,464

NOTE 8 – COMMITMENTS

Related Party Transactions – Administrative Support

Starting in 2005 upon consummation of the Offering, the company agreed to pay an affiliate of an officer and stockholder an amount equal to $7,500 per month, for office, secretarial and administrative services. This commitment and the associated expenses continued following consummation of the Merger but were terminated in June 2007. During the three months ended June 30, 2007 and 2006 the company paid, $22,500 and $22,500 respectively, and during the six months ended June 30, 2007 and 2006 the company paid $45,000 and $45,000 respectively of expense for such services which have been recognized in the Company’s condensed consolidated statements of operations.

Conversion Right of Holders of Class B Common Stock

As permitted in the Company’s Certificate of Incorporation prior to and until the Merger, holders of the Company’s Class B common stock that voted against a Business Combination were, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the ‘‘Conversion Right’’). In the event that holders of a majority of the outstanding shares of Class B common stock voted for the approval of the Business Combination and that holders owning less than 20% of the outstanding Class B common stock exercised their Conversion Rights, the Business Combination could then be consummated. Upon completion of such Business Combination, the Class B common stock would be converted to common stock and the holders of Class B common stock who voted against the Business Combination and properly exercised their Conversion Rights

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

would be paid their conversion price. There would be no distribution from the Trust Fund with respect to the warrants included in the Series A Units and Series B Units or with respect to the common stock issued prior to consummation of the Business Combination. Any Class B stockholder who converted his or her stock into his or her share of the Trust Fund retained the right to exercise the Class W warrants and Class Z warrants that were received as part of the Series B Units.

In connection with the Merger, holders of 481,100 shares of Class B common stock or 16.7% of the outstanding Class B common stock voted against the Merger and consequently exercised their Conversion Rights for a pro-rata distribution from the Company’s Trust Fund. The conversion price of $5.38 was calculated on January 17, 2007, two business day prior to the Merger vote. Accordingly, the Company was required to convert to cash such 481,100 shares of Class B common stock for an aggregate of $2,588,318 or $5.38 per share. Upon payment of the conversion amount in February and March 2007 to each Class B stockholder who voted against the Merger, the Company received and cancelled such shares of common stock. All of the remaining shares of the Company’s Class B common stock automatically converted into shares of common stock upon consummation of the Merger.

Employment Agreements

Effective as of January 19, 2007, the Company entered into employment agreements with certain officers which provide for base salary, bonus, fringe benefits and the grant of options to purchase the Company’s common stock.

Lease Obligations:

The Company leases certain equipment including facilities and satellite bandwidth under various operating leases expiring at various times through 2017. The lease for satellite bandwidth extends for the life of the satellite with escalating payments; therefore the Company recognizes the expense using a straight-line method. The Company is also permitted to re-evaluate and adjust its capacity needs under certain terms of the lease. Lease expense for the three months ended June 30, 2007 and 2006 totaled approximately $265,985 and $279,243 respectively and $603,147 and $558,262 for the six months ended June 30, 2007 and 2006, respectively. Future annual minimum lease obligations as of June 30, 2007 are as follows:

2007	$674,326
2008	1,345,081
2009	1,347,885
2010	1,342,144
2011	1,341,510
Thereafter	6,784,046
Total future minimum lease obligations	$12,834,992

Facility Leases:

Firestone leases its primary operating facility from a corporation controlled by a related party and this lease expires in January 12, 2012 with a five-year renewal term, at Firestone’s option. Effective with the Merger, this lease was modified with new terms which resulted in the recognition of deferred lease expenses as a miscellaneous gain of $81,511.

Juniper took possession of new office space under an operating lease on or about May 16, 2007 and will expire on May 31, 2012. The fixed rent for the premises is approximately $185,000 per annum.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – LONG TERM DEBT

In connection with the Merger, Juniper assumed a previous loan of Firestone in the amount of $2,998,677 (the ‘‘Loan’’) due to former shareholder of Firestone and a current shareholder of the Company. As part of the Merger, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as permitted in the merger agreement. The loan remains non-recourse to the ¡Sorpresa! Network and related programming assets and services and to the Company. The Loan bears interest at 5% per annum with interest payments commencing January 20, 2007 and continuing through September 1, 2008. Commencing on January 1, 2009 and on the first day of each calendar quarter, the Company will pay 16 equal installments of principal of $187,417 plus the accrued interest. For the three months ended June 2007 and 2006 the Company recognized $36,952 and $125,862, respectively, of interest expense and for the six months ended June 30, 2007 and 2006 the Company recognized $67,415 and $208,606, respectively, of interest expense on outstanding debt.

NOTE 10 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

Upon the consummation of the Merger, all outstanding shares of the Company’s Class B common stock were converted into common stock pursuant to the Company’s Certificate of Incorporation, subject to the rights of holders of Class B common stock who had voted against the Merger and properly exercised their Conversion Rights to have such shares converted into cash equal to their pro rata portion of the Trust Fund. The Class B common stock ceased trading subsequent to the Merger and was thereafter deregistered.

On January 19, 2007 the Company’s stockholders adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 25,000,000 to 35,000,000. As of June 30, 2007, there are 5,618,127 shares of the Company’s common stock issued and outstanding. As of June 30, 2007, there are 20,541,873 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W warrants and Class Z warrants (representing 6,875,000 shares if all such warrants were exercised), the Plan (representing 343,000 options outstanding and 257,000 remaining shares reserved under the Plan for issuance), 350,000 options to the Chief Executive Officer outside the Plan and the UPO issued on July 13, 2005 as part of the Offering (representing 400,000 shares if the UPO were exercised in full).

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

The Company has the following common stock warrants outstanding as of June 30, 2007:

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

Upon consummation of the Merger, as part of the consideration payable to the former Firestone shareholders in connection with their sale of Firestone’s capital stock, the Company issued 125,000 Class W warrants and 125,000 Class Z warrants to the Firestone shareholders.

Purchase Option

The Company issued an option on July 13, 2005 as part of the Offering, for $100, to the representative of the underwriters in the Offering, to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 62,500 Series B units at an exercise price of $16.665 per unit. The Series A Units and Series B Units underlying the option will be exercisable in whole or in part solely at the underwriter’s discretion, from January 19, 2007 until expiration on July 12, 2010.

NOTE 11 – RELATED PARTY

Firestone leases its primary operating facility from a corporation controlled by a shareholder of the Company. Lease expense for this facility approximated $53,078 and $45,248 during the three months ended June 30, 2007 and 2006 and $95,311 and $90,493 during the six months ended June 30, 2007 and 2006 respectively.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

Customer Concentrations

At June 30, 2007, 4 customers accounted for approximately 46%, 12%, 9%, 6%, respectively, of the accounts receivable balance on the accompanying condensed consolidated balance sheet.

For the six months ended June 30, 2007, 4 customers accounted for approximately 21%, 20%, 19% and 8%, respectively of the Company’s net sales.

For the three months ended June 30, 2007, 4 customers accounted for approximately: 25%, 21%, 20% and 6%, respectively of the Company’s net sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-KSB for the year ended December 31, 2006. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words ‘‘anticipate’’, ‘‘believe’’, ‘‘plan’’, ‘‘estimate’’ and ‘‘expect’’ and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On January 19, 2007, we consummated a merger with Firestone Communications, Inc. (‘‘Firestone’’), in which Firestone became our wholly owned subsidiary pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’), among us, Firestone and certain stockholders of Firestone (the ‘‘Merger’’). At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of our common stock, 125,000 of Class W Warrants to purchase 125,000 shares of common stock and 125,000 of Class Z Warrants to purchase to 125,000 shares of common stock. The warrants issued in the Merger were identical to the warrants issued in our initial public offering.

Firestone owns and operates ¡Sorpresa! − the nation’s first children’s cable television network broadcast exclusively in Spanish. It also provides satellite uplink services for network distribution and production facilities and services for program production. Its programming services business has three revenue streams: (i) the ¡Sorpresa! network; (ii) a Network Operations Center; and (iii) a production services operation, each of which is discussed separately below.

Some of the challenges and opportunities facing our network business include (i) the growth of the Hispanic television audience; (ii) available capacity of cable and satellite systems and their desire to carry more channels; (iii) increased spending on advertising targeted at the Hispanic market; (iv) migration of the television audience to the internet and other digital platforms; and (v) increasing use of the internet by Hispanic households. The growth of the Hispanic television audience and increased channel capacity offers us the opportunity to secure distribution of ¡Sorpresa! on more cable and satellite systems, and attract more viewers in each market where the service is available. This represents an opportunity for us to increase the number of ¡Sorpresa! subscribers and to increase viewership among those households where the service is available. If we are successful in capitalizing on these opportunities, adding additional cable and satellite systems is likely to increase our revenues with controllable cost increases. Increased distribution is likely to enhance the value of advertising inventory available for us to sell. Coupled with industry-wide increases in Hispanic advertising spending, increased distribution is likely to enable us to generate significantly increased advertising revenues. While exploiting in program advertising opportunities will require us to incur additional expenses associated with engaging an advertising sales organization and/or internal staff, these expenses are controllable, and can be contained so that they are incremental relative to the potential for increased revenue. The migration of the television audience to the internet presents a potential risk to the growth of the television audience for ¡Sorpresa!. However, as our business plan calls for the further development of its internet and other digital platforms for the distribution of ¡Sorpresa!, we should be well situated to serve ¡Sorpresa! viewers regardless of where they are viewing the programming, thus enabling us to generate advertising revenue from both television and internet distribution.

The primary challenges that Firestone has historically faced arise from its undercapitalization that has hampered its ability to fully exploit its production and network assets, expand marketing efforts, and to engage personnel sufficient to operate its business at optimum capacity. The Merger with Juniper provides Firestone with the working capital necessary to more effectively market its production services and uplink offerings, expand the distribution of its network, and increase the value of the ¡Sorpresa! brand. Improving production services marketing so that Firestone’s offerings are well known in the local and national production community may increase Firestone’s production services revenues, and replace some or all of the lost activity occasioned by the business failure of a key client in 2005. Expanding the distribution of the network increases Firestone’s revenues significantly, while requiring costs increases that are controllable by Firestone. Because Firestone’s costs of acquiring and producing programming are generally fixed, and there is a potential to substantially increase distribution, we plan to emphasize growth of the ¡Sorpresa! network operations, while maximizing the revenue potential of the production services operations to address the economic challenges that it has experienced in the past.

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

These affiliation agreements typically provide for payments to us based on each subscriber who receives the ¡Sorpresa! network. In most cases, the agreements also usually include ‘‘Most Favorable Nation’’ (‘‘MFN’’) clauses, which obligate Firestone to offer the operator anymore favorable economic terms we negotiate with any other MSO. Although the affiliation agreements currently provide for payments of subscriber fees to us, we may determine in the future that it is in our best interest to enter in to new affiliation agreements that will trigger the MFN clauses of the existing affiliation agreements, thereby reducing or eliminating all together the revenue received from subscriber fees under some or all of the existing affiliation agreements.

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

Production Services:    We earn production service revenue from third party television and advertising customers to which Firestone provides video and audio, production, post-production, remote production and studio rental services. Production service engagements typically range from a period of a few days to three months or more in length.

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

Operating Expense Overview

Advertising Expenses:    Advertising expenses consist primarily of costs due to public relations and marketing consultant fees, market research and on air branding, compensation and related fringe benefits, and travel costs in the marketing department. In the twelve months following the Merger, advertising costs are expected to grow significantly over current expenditures as we implement its new marketing strategy. The strategy to enhance awareness of Firestone and its ¡Sorpresa! network includes increased emphasis on publicity, promotions, tradeshows, our website and the engagement of a sales organization and/or internal staff.

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

Results of Operations

Three and six months Ended June 30, 2007 compared to the three and six months Ended June 30, 2006

	Three months ended June 30, 2007	Three months ended June, 2006	Six months ended June 30, 2007	Six months ended June, 2006
Revenues	$583,755	$—	$1,088,740	$—
Cost of Revenue	799,778	—	1,312,072	—
Gross Margin	(216,023)	—	(223,332)	—
Operating expenses, depreciation and amortization	2,120,628	110,894	3,802,893	256,769
Operating loss	(2,336,651)	(110,894)	(4,026,224)	(256,769)
Net income (loss)	$(1,038,138)	$7,930	$(2,490,110)	$(13,878)

Revenues:    We were a specified purpose acquisition company until our Merger with Firestone on January 19, 2007, and thus there were no sales in 2006 prior to consummation of the Merger. Revenues during the three and six months ended June 30, 2007 was approximately $584,000 and $1.1 million respectively.

Cost of Revenue:    Because the Company had no sales prior to consummation of the Merger or during the six months ended June 30, 2006, the Company had no corresponding cost of revenue during the period. For the three and six months ended June 30, 2007, cost of revenue was approximately $800,000 and $1.3 million respectively.

Gross Margin:    We had no revenue producing operations prior to consummation of the Merger. For the quarter ended June 30, 2007, gross margin was ($216,023) and for the six months ended June 30, 2007 our gross margin was ($223,332).

Operating Expenses, Depreciation and Amortization:    Such expenses during 2007 consisted primarily of general and administrative expenses and advertising expenses associated our operations. Prior to the Merger such expenses consisted of our efforts to identify targets for potential acquisition during our operations as a special purpose acquisition company.

Operating expenses, depreciation, and amortization were $2,120,628 during the three months ended June 30, 2007 as compared to $110,894 during the three months ended June 30, 2006. These amounts during the three months ended June 30, 2007 consisted of general and administrative costs of $1,368,294, advertising expenses of $122,161 and depreciation and amortization of intangibles and fixed assets acquired in the Merger of $630,173. Included in general and administrative expense for the three months ended June 30, 2007 was $207,097 of expense associated with share based compensation to employees. During the three months ended June 30, 2006 general and administrative expenses consisted of our efforts to identify targets for potential acquisition.

Operating expenses, depreciation, and amortization were $3,802,893 during the six months ended June 30, 2007 as compared to $256,769 during the six months ended June 30, 2006. The amounts during the six months ended June 30, 2007 consisted of general and administrative costs of $2,531,848, advertising expenses of $168,411 and depreciation and amortization of intangibles and fixed assets acquired in the Merger of $1,102,634. Included in general and administrative expense for the six months ended June 30, 2007 was $248,993 of expense associated with share based compensation to employees. During the six months ended June 30, 2006 general and administrative expenses consisted of our efforts to identify targets for potential acquisition.

Other income (expense):    Other income (expense) was $96,258 and $177,857 during the three months ended June 30, 2007 and 2006 respectively. During the six months ended June 30, 2007 and 2006 other income (expense) was $199,123 and $336,393, respectively. Income during the 2006 periods was attributable to interest income from investments held in a trust account. Income during the three and six month periods ended June 30, 2007 relates to interest income from investments and cash and cash equivalents offset by interest expense of $(36,952) and ($67,415) the three and six months ended June 30, 2007, respectively, associated with our long-term debt.

Provision (benefit) for income taxes:    The provision for income taxes during the three and six months ended June 30, 2006 was $24,000 and $28,000 respectively due to taxable income associated primarily with interest income generated from investments held in a trust account. During the three and six months ended June 30, 2007 we recognized a benefit for income tax of ($1,202,255) and ($1,336,991) respectively as a result of the amortization of the deferred tax liability.

Liquidity and Capital Resources

Long-Term Debt

In connection with the Merger, we assumed a $2,998,678 previous loan of Firestone (the ‘‘Loan’’) due to a former shareholder of Firestone and one of our current shareholders. In connection with the Merger we restructured the terms of the Loan. The Loan bears interest at 5% per annum and with interest payments commencing January 20, 2007 and continuing through September 1, 2008. Commencing on January 1, 2009 and on the first day of each calendar quarter, the borrower will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three and six months ended June 30, 2007 we recognized $36,952 and $67,415, respectively, of interest expense on the Loan.

Former Class B Common Stock Conversions

In connection with the Merger, 16.7% of our outstanding Class B common stock voted against the Merger and exercised their rights to convert their shares into cash equal to a pro-rata distribution from the trust account established to hold proceeds from the initial public offering. The conversion price of $5.318 was calculated on January 17, 2007, two business day prior to the Merger vote. Accordingly, we were required to convert to cash 481,100 shares of Class B common stock that were voted against the Merger for an aggregate of $2,588,318 or $5.318 per share. Upon payment of the conversion amount in February and March 2007 to each Class B stockholder who voted against the Merger, we received and cancelled such shares of common stock. All shares of our Class B common stock automatically converted into shares of common stock upon consummation of the Merger.

Liquidity Assessment

Historically, Firestone’s revenues generated by operations had not been sufficient to meet its working capital requirements. Its operations were funded from proceeds from the issuance of various debt instruments and the sale of equity securities. Funds made available by Juniper following the Merger should be sufficient to meet working capital requirements for the Company over the next twelve months following the Merger.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

During the three months ended June 30, 2007 and 2006, net cash used in operations was $1,225,792 and $90,429, respectively. During the three months ended June 30, 2007 and 2006, net cash used in operations consisted of a net (income) loss of $1,038,138 and ($42,963), respectively, offset by non-cash expenses of $630,173 and $0 for depreciation and amortization and $207,097 and $0 related to share based compensation, respectively. Payment of our accounts payable and accrued expenses resulted in cash used of $143,612 during the three months ended June 30, 2007.

Net cash used in investing activities was approximately $249,542 as a result of purchases of additional office furniture and equipment during the three months ended June 30, 2007 as compared to approximately$100,000 in investing activities during the same period in 2006 for Merger related costs.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

During the six months ended June 30, 2007 and 2006, net cash used by operations were $3,133,946 and 195,944, respectively. During the six months ended June 30, 2007 and 2006, net cash used by operations consisted of a net (income) loss of $2,490,110 and ($51,624), respectively, offset by non-cash expenses of $1,102,634 for depreciation and amortization and $248,993 related to share based compensation, respectively. Payment of our accounts payable and accrued expenses resulted in cash used of $522,240 during the six months ended June 30, 2007.

Net cash provided by investing activities was $14,060,349 as a result of the release of the proceeds from trust during the six months ended June 30, 2007 as compared to approximately $100,000 spent in investing activities during the same period in 2006 for merger costs.

Net cash used in financing activities during the six months ended June 30, 2007 was $2,588,318 as compared to $0 in the same period in 2006. The use of cash in financing activities was for the payments of redemptions of our class B common stock.

Supplemental Information

Non-Generally Accepted Accounting Principles (‘‘Non-GAAP’’) Basis Financial Information for the Six months Ended June 30, 2007 Compared to the Non-GAAP Basis Combined Financial Information for the Six and Three months Ended June 30, 2006.

As a result of the Merger with Firestone which occurred on January 19, 2007, we are presenting the statements of operations of Firestone as our predecessor separately. Because we had no material business or operations prior to the Merger date of January 19, 2007, we are presenting below our results of operations, combined on an arithmetic basis, with those of Firestone for the relevant periods of each company during the six months ended June 30, 2007 and 2006. Additionally we are presenting our historical results of operations for the three months ended June 30, 2007 as a basis for comparison with the combined results of operations of us with those of Firestone for the three months ended June 30, 2006. We refer to such combined financial information as being presented on a ‘‘Non-GAAP combined’’ basis and when we refer to’’ the six months ended June 30, 2007’’, ‘‘the six months ended June 30, 2006’’ and ‘‘the three months ended June 30, 2006’’ in this section, we are referring to the Non-GAAP combined periods. Such non-GAAP combined financial information only constitutes the arithmetic sums of historical results described above with respect to the period and does not give effect to purchase accounting, interest expense or other pro forma adjustments resulting from the Merger. The Company’s historical financial information for the six month period ended June 30, 2007 gives effect to purchase accounting adjustments from the date of Merger.

	Historical Firestone six months ended June 30, 2006	Historical Juniper Content Corp. six months ended June 30, 2006	Combined six months ended June 30, 2006(1)	Historical Juniper Content Corp six months ended June 30, 2007	Historical Firestone nineteen days ended January 19, 2007	Juniper Content Corp six months ended June 30, 2007(2)
Revenue	$1,303,785	$—	$1,303,785	$1,088,740	$116,692	$1,205,432
Cost of Revenues	1,229,375	—	1,229,375	1,312,072	105,768	1,417,840
General and administrative, depreciation and amortization	1,313,220	256,769	1,569,989	3,802,892	118,936	3,921,828
Net income (loss)	$(1,360,705)	$(13,878)	(1,374,583)	(2,490,110)	(47,337)	(2,537,447)

	Historical Firestone three months ended June 30, 2006	Historical Juniper Content Corp. three months ended June 30, 2006	Combined three months ended June 30, 2006(1)
Revenue	$651,004	$—	$651,004
Cost of Revenues	548,790	—	548,790
General and administrative, depreciation and amortization	815,275	110,894	926,169
Net income (loss)	$(805,108)	$7,930	(797,178)

(1)	Represents, on a non-GAAP combined basis, the sum of the results of operations of Firestone for the three and six months ended June 30, 2006, plus our stand-alone results of operations for the three and six months ended June 30, 2006.
(2)	Represents, on a non-GAAP combined basis, the sum of the results of operations of Firestone for the nineteen days ended January 19, 2007, plus our consolidated results of operations for the six months ended June 30, 2007.

Results of Operations for the Six Months Ended June 30, 2007 vs 2006:

The following discussion sets forth our results of operations for the six months ended June 30, 2007 as compared to the same period in 2006:

Revenues

The following summarizes the components of revenues on a combined basis for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,		Changes from 2006 to 2007
	2007	2006	$	%
Revenue
Television Network	$566,835	$308,805	$258,030	84%
Network Operations Center	635,480	956,037	(320,557)	−34%
Production Services	3,117	38,943	(35,826)	−92%
Total Revenue	1,205,432	1,303,785	(98,353)

Overview

Our total revenue on a combined basis decreased 8% for the six months ended June 30, 2007 as compared to the same period in 2006.

Television Network Revenue

For the six months ended June 30, 2007, television network revenue on a combined basis increased $258,030 or 84% as compared to the same period in 2006, largely due to the increase in subscriber revenue of $154,751 or 59% from additional carriage in new local cable systems, as well as contractual rate increases of subscriber fees and contractual arrangements whereby certain subscribers that were previously covered under free carriage periods with distributors were converted to paying subscribers. Advertising revenue on a combined basis also decreased $10,020 or 21% resulting from lower sales of available commercial inventory. A new revenue stream was developed in late 2006 through the sale of advertising and program distribution on varied digital platforms. This accounted for $58,850 in additional revenue during 2007. Firestone’s new business plan expects to implement a sale and marketing effort to attract new clients.

Network Operations Revenue

For the six months ended June 30, 2007, network operations revenue on a combined basis decreased $320,557 or 34% as compared to the same period in 2006 which was the result of services provided primarily for one client that ceased operations in 2006 and not been replaced in 2007.

Production Services Revenue

For the six months ended June 30, 2007, production services revenue on a combined basis decreased $35,826 or 92% as compared to the same period in 2006. The number and scope of production projects contracted with primarily one client was lower in 2007. Firestone’s new business plan expects to implement a sales and marketing effort to attract new production services clients.

Cost of Revenue Expenses

The following summarizes the components of Firestone’s cost of revenue on a combined basis expenses for the quarter ended June 30, 2007 and 2006:

	Six Months Ended June 30,		Changes from 2006 to 2007
	2007	2006	$	%
Cost of Revenue
Television Network	$561,851	$245,885	$315,966	129%
Network Operations Center	855,781	914,720	(58,939)	−6%
Production Services	208	68,770	(68,562)	−100%
Total Cost of Revenue	1,417,840	1,229,375	188,465
Gross Margin	$(212,408)	$74,410	$(286,818)

Overview

Our cost of revenue expenses on a combined basis increased $188,465 or 15% for the six months ended June 30, 2007 as compared to the same period in 2006.

Television Network Cost of Revenue

For the six months ended June 30, 2007, television network cost of revenue on a combined basis increased $315,966 or 129% as compared to the same period in 2006 due to the addition of sales personnel and activities that increase visibility within the industry as the new business plan was implemented.

Network Operations Cost of Revenue

For the six months ended June 30, 2007, network operations cost of revenue on a combined basis decreased $58,939 or 6% as compared to the same period in 2006 due to the reduction of personnel requirements related to the corresponding revenue.

Production Services Cost of Revenue

For the six months ended June 30, 2007, production services cost of revenue on a combined basis decreased $68,562 or 100% as compared to the same period in 2006 due primarily to reductions in personnel and project-related production costs. Production costs are scaled to specific production projects by the use independent contractors and producers to provide those services on a project basis in an effort to avoid build up of overhead infrastructures.

Gross Margin

For the six months ended June 30, 2007, our production services’ gross margin on a combined basis increased $32,736 due to the reductions of personnel to avoid build up of overhead and scale costs to specific production projects. Television network’s gross margin decreased $57,936 due to costs from the addition of sales personnel and activities that increase visibility within the industry outpaced the revenues from affiliates fees and advertising as the new business plan was implemented. Network operations’ gross margin decreased $261,618 due to the fixed costs of bandwidth in network operations and the loss of revenue primarily for two clients that have not been replaced in 2007.

Operating Expenses

General and Administrative Expenses

For the six months ended June 30, 2007, SG&A expenses on a combined basis increased approximately $2.3 million as compared to the same period in 2006. This increase was primarily due to increases in expenses associated with the expansion of corporate infrastructure, professional fees, travel and the hiring expenses of new personnel. The increase also reflects approximately 1.1 million in amortization of the intangibles and the depreciation of the fixed assets as a result of the Merger and approximately $248,000 in share based compensation expense.

Results of Operations for the three Months Ended June 30, 2007 vs 2006:

The following discussion sets forth our historical results of operations for the three months ended June 30, 2007 as compared to the combined for the three months ended June 30, 2006:

Revenues

The following summarizes the components of revenues for the three months ended June 30, 2007 and on a combined basis for the three months ended June 30, 2006:

	Three Months Ended June 30,		Changes from 2006 to 2007
	2007 Historical	2006 Non-GAAP Combined	$	%
Revenue
Television Network	$293,922	$180,609	$113,313	63%
Network Operations Center	289,342	453,260	(163,918)	−36%
Production Services	491	17,135	(16,644)	−97%
Total Revenue	$583,755	$651,004	(67,249)

Overview

Our total revenue decreased approximately 10% for the three months ended June 30, 2007 as compared to the combined basis in 2006.

Television Network Revenue

For the three months ended June 30, 2007, television network revenue on a combined basis increased $113,313 or 63% as compared to the same period in 2006, largely due to the increase in subscriber revenue of $105,740 or 63% from additional carriage in new local cable systems, as well as contractual rate increases of subscriber fees and contractual arrangements whereby certain subscribers that were previously covered under free carriage periods with distributors were converted to paying subscribers. Advertising revenue on a combined basis decreased $21,523 or 62% resulting from lower sales of available commercial inventory. A new revenue stream was developed in late 2006 through the sale of advertising and program distribution on varied digital platforms. This accounted for $31,054 in additional revenue through June 2007. Firestone’s new business plan expects to implement a sale and marketing effort to attract new clients.

Network Operations Revenue

For the three months ended June 30, 2007, network operations revenue on a combined basis decreased $163,918 or 36% as compared to the same period in 2006 which was the result of services provided primarily for two clients which have not been replaced in 2007.

Production Services Revenue

For the three months ended June 30, 2007, production services revenue on a combined basis decreased $16,644 or 97% as compared to the same period in 2006. The number and scope of production projects contracted with primarily one client was lower in 2007. Firestone’s new business plan expects to implement a sales and marketing effort to attract new production services clients.

Cost of Revenue Expenses

The following summarizes the components of our historical cost of revenue for the three months ended June 30, 2007 as compared to a combined basis for the three months ended June 30, 2006:

	Three Months Ended June 30,		Changes from 2006 to 2007
	2007	2006	$	%
Cost of Revenue
Television Network	$369,614	$117,335	$252,279	215%
Network Operations Center	430,112	423,135	6,977	2%
Production Services	62	8,320	(8,258)	−99%
Total Cost of Revenue	799,788	548,790	250,998
Gross Margin	$(216,033)	$102,214	$(318,247)

Overview

Our cost of revenue expenses on a combined basis increased $250,998 or 46% for the three months ended June 30, 2007 as compared to the same period in 2006.

Television Network Cost of Revenue

For the three months ended June 30, 2007, television network cost of revenue on a combined basis increased $252,279 or 215% as compared to the same period in 2006 due to the addition of sales personnel and activities that increase visibility within the industry as the new business plan was implemented.

Network Operations Cost of Revenue

For the three months ended June 30, 2007, network operations cost of revenue on a combined basis increased $6,977 or 2% as compared to the same period in 2006 due to the reduction of personnel requirements related to the corresponding revenue.

Production Services Cost of Revenue

For the three months ended June 30, 2007, production services cost of revenue on a combined basis decreased $8,258 or 99% as compared to the same period in 2006 due primarily to reductions in personnel and project-related production costs. Production costs are scaled to specific production projects by the use independent contractors and producers to provide those services on a project basis in an effort to avoid build up of overhead infrastructures.

Gross Margin

For the three months ended June 30, 2007, our production services’ gross margin on a combined basis decreased $8,386 due to the reductions of personnel to avoid build up of overhead and scale costs to specific production projects. Television network’s gross margin decreased $138,966 due to costs from the addition of sales personnel and activities that increase visibility within the industry outpaced the revenues from affiliates fees and advertising as the new business plan was implemented. Network operations’ gross margin decreased $170,895 due to the fixed costs of bandwidth in network operations and the loss of revenue primarily from two clients which have not been replaced in 2007.

Operating Expenses

General and Administrative Expenses

For the three months ended June 30, 2007, SG&A expenses on a non-GAAP combined basis increased approximately $1.8 million as compared to the same period in 2006. This increase was primarily due to increases in expenses associated with the expansion of corporate infrastructure, professional fees, travel and the hiring expenses of new personnel. The increase also reflects approximately $740,000 in amortization of the intangibles and the depreciation of the fixed assets as a result of the Merger and approximately $42,000 in share based compensation expense.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies as set forth in Note 2 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2007 represent, in all material respects, the current status of the Company’s critical accounting policies, included elsewhere herein.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and interim chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

ITEM 6.    EXHIBITS.

(a)	Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 302 Certification by Interim CFO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by Interim CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNIPER CONTENT CORPORATION
Dated: August 14, 2007
/s/ Stuart B. Rekant
Stuart B. Rekant Chairman of the Board and Chief Executive Officer
/s/ Robert B. Becker
Robert B. Becker Interim Chief Financial Officer and Secretary