Form 10QSB
period 2007-09-30
Juniper Content Corp
filed 2007-11-14
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, 5,618,127 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes       No

Page
Part I. Financial Information:
Item 1 – Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3
Unaudited Condensed Consolidated Statements of Operations, for the three months ended September 30, 2007 and 2006, nine months ended September 30, 2007 and 2006 and Predecessor Statements of Operations for the nineteen day period ended January 19, 2007 and the three and nine months ended September 30, 2006	4
Unaudited Condensed Consolidated Statement of Stockholders’ Equity, for the nine months ended September 30, 2007	5
Unaudited Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2007 and 2006 and predecessor statement of cash flows for the nineteen day period ended January 19, 2007 and the nine months ended September 30, 2006	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2 – Management’s Discussion and Analysis or Plan of Operation	24
Item 3 – Controls and Procedures	34
Part II. Other Information:	35
Item 6 – Exhibits	35
Signatures	36

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Condensed Consolidated Balance Sheets

	September 30 2007	December 31 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,923,750	$75,501
Accounts receivable, net	199,347	—
Programming rights	164,764	—
Securities held in Trust Fund	—	15,452,091
Prepaid expenses	80,853	3,705
Total current assets	7,368,714	15,531,297
Property and equipment, net (Note 5)	2,741,534	—
Restricted cash (Note 2)	93,515	—
Intangible assets, net (Notes 4 and 6)	7,641,333	—
Goodwill (Note 4)	4,127,832	—
Deferred acquisition costs (Note 4)	—	978,209
Other assets	61,690	—
Programming rights long term	48,458	—
Total assets	$22,083,076	$16,509,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued acquisition costs	$—	$541,607
Accounts payable and accrued expenses	1,170,680	46,623
Deferred revenue	25,087	—
Deferred equipment rentals	280,189	—
Income taxes payable	—	51,083
Total current liabilities	1,475,956	639,313
Long term debt, related party (Note 9)	2,998,677	—
Deferred tax liability	1,350,790	—
Deferred revenue long term	26,000	—
Total liabilities	5,851,423	639,313
Common stock, subject to possible conversion, 0 and 574,713 shares at conversion value (Note 8)	—	3,088,873
Commitments (Note 8) and Contingency (Note 12)
Stockholders’ Equity (Notes 3, 7 and 10):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 35,000,000 shares authorized, 5,618,127 and 548,100 shares issued and outstanding, respectively	562	55
Common stock, Class B, par value $.0001 per share, 5,000,000 shares authorized, 0 and 2,875,000 shares issued and outstanding(which includes 574,713 shares subject to possible conversion) at December 31, 2006	—	288
Additional paid-in-capital	20,033,170	12,596,457
Accumulated (deficit) earnings	(3,802,079)	179,431
Accumulated other comprehensive income	—	5,089
Total stockholders’ equity	16,231,653	12,781,320
Total liabilities and stockholders’ equity	$22,083,076	$16,509,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	Predecessor For the Three Months Ended September 30, 2006	Predecessor For the Nine Months Ended September 30, 2006	Predecessor For the Nineteen Day Period Ended January 19, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Revenues	$628,273	$—	$1,717,013	$—	$517,355	$1,821,140	$116,692
Cost of revenues	785,597	—	2,040,791	—	585,056	1,879,862	105,768
Gross profit (loss)	(157,324)	—	(323,778)	—	(67,701)	(58,722)	10,924
Operating expenses:
General and administrative	1,500,995	121,829	4,089,721	378,598	476,665	1,470,446	118,936
Advertising	171,414	—	339,826	—	1,197	3,152	—
Depreciation and amortization	517,973	—	1,620,606	—	126,208	378,674	—
Loss from operations	(2,347,706)	(121,829)	(6,373,931)	(378,598)	(671,771)	(1,910,994)	(108,012)
Other income (expenses):
Other income, net	34,571	—	62,796	—	108,181	175,567	82,621
Interest income	76,802	191,803	315,115	528,196	5,221	24,546	—
Interest expense (Note 9)	(37,641)	—	(105,056)	—	(96,075)	(304,681)	(21,946)
Total other income (expense)	73,732	191,803	272,855	528,196	17,327	(104,568)	60,675
Income (loss) before provision for income taxes	(2,273,974)	69,974	(6,101,076)	149,598	(654,444)	(2,015,562)	(47,337)
Provision (benefit) for income taxes	(782,575)	24,000	(2,119,566)	52,000	—	—	—
Net income (loss)	$(1,491,399)	$45,974	$(3,981,510)	$97,598	$(654,444)	$(2,015,562)	$(47,337)
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	(37,721)	—	(103,223)
Net income (loss) attributable to other Class B stockholders and common stockholders	$(1,491,399)	$8,253	$(3,981,510)	$(5,625)
Weighted average number of shares outstanding, basic and diluted	5,618,127	3,423,100	5,545,653	3,423,100
Net loss per share, basic and diluted	$(0.27)	$—	$(0.72)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2007
(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2007	548,100	$55	2,875,000	$288	$12,596,457	$179,431	$5,089	$12,781,320
Value of common stock and warrants issued in Merger (Note 4)	2,676,127	268	—	—	6,611,482	—	—	6,611,750
Conversion of Class B stock to Common stock, net of redemptions (Note 8)	2,393,900	239	(2,875,000)	(288)	500,603	—	—	500,554
Share based compensation to employees (Note 7)	—	—	—	—	324,628	—	—	324,628
Net loss for the period	—	—	—	—	—	(3,981,510)	—	(3,981,510)
Change in value of available for sale securities	—	—	—	—	—	—	(5,089)	(5,089)
Comprehensive loss	—	—	—	—	—	—	—	(3,986,599)
Balance, September 30, 2007 (Unaudited)	5,618,127	$562	—	—	$20,033,170	$(3,802,079)	—	$16,231,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	Predecessor For the Nineteen Day Period Ended January 19, 2007	Predecessor For the Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)
OPERATING ACTIVITIES
Net income(loss) for the period	$(3,981,510)	$97,598	(47,337)	$(2,015,562)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,620,606	—	25,845	378,624
Share based compensation	324,628	—	—	—
Deferred income taxes	(2,119,566)	—	—	—
Amortization of discount on securities held in Trust Fund	(30,886)	(510,032)	—	—
Changes in operating assets and liabilities (net of acquisition of Firestone):
Accounts Receivable	(46,409)	—	44,222	59,156
Programming rights	(112,115)	—	10,764	27,342
Prepaid expenses	(68,891)	28,442	315	15,560
Other assets	44	—	—	—
Accounts payable and accrued expenses	(312,600)	9,452	(80,979)	444,809
Deferred revenue	(15,078)	—	(600)	(48,893)
Deferred equipment rentals	306,189	—	—	—
Income taxes payable	(51,083)	12,275	—	—
Net cash used in operating activities	(4,486,671)	(362,265)	(47,770)	(1,138,964)
INVESTING ACTIVITIES
Purchases of Securites held in Trust Fund	—	(44,805,382)	—	—
Maturities of Securities held in Trust Fund	15,477,888	44,805,382	—	—
Purchases of property and equipment	(293,137)	—	—	(3,500)
Merger costs paid, net of cash aquired	(1,167,997)	(374,289)	—	—
Net cash provided by (used in) investing activities	14,016,754	(374,289)	—	(3,500)
FINANCING ACTIVITIES
Proceeds received for preferred stock	—	—	500,000	1,560,500
Net payments on line-of-credit	—	—	(694,000)	14,200
Payments on long term debt, related party	—	—	(100,000)	(340,000)
Restricted cash	(93,515)	—	—	—
Proceeds from borrowings on long-term debt	—	—	339,999	11,316
Payments for redemptions of Class B common stock	(2,588,318)	—	—	(89,475)
Net cash (used in) provided by financing activities	(2,681,833)	—	45,999	1,156,541
Net increase (decrease) in cash and cash equivalents	6,848,250	(736,554)	(1,771)	14,077
Cash and Cash Equivalents
Beginning of period	75,501	939,203	5,562	15,026
End of period	$6,923,751	$202,649	$3,791	$29,103
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$47,000	$39,725	$—	$—
Cash paid for interest	$—	$—	$21,946	$39,903
Supplemental disclosure of non-cash activity:
Value of common stock and warrants issued in Merger	$6,611,750	$—	$—	$—
Accrued Acquisition Costs	$—	$260,420
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	$—	$103,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Juniper Content Corporation, (‘‘Juniper Content’’ or the ‘‘Company’’) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. The Company provides television programming services through ¡Sorpresa!, the nation’s first children’s cable television network broadcast exclusively in Spanish, third-party network origination services and third-party production services. The Company plans to build on ¡Sorpresa!’s status in Hispanic children’s programming to secure a significant position in the expanding U.S. Hispanic Media Marketplace and to acquire niche content providers to allow the Company to participate in the accelerating growth of digital media in the general media marketplace, as well as to expand its operations and infrastructure through acquisitions of media and entertainment businesses that offer significant market potential.

Juniper Content is a Delaware corporation formerly known as Juniper Partners Acquisition Corp. (‘‘JPAC’’), which was incorporated on February 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business or businesses (‘‘Business Combination’’). JPAC was a ‘‘shell company’’ as defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act of 1934. In July 2005, JPAC effected an initial public offering of its securities (the ‘‘Offering’’) (Note 3). On January 19, 2007, JPAC acquired all of the outstanding capital stock of Firestone Communications, Inc. (‘‘Firestone’’) in exchange for its common stock and warrants (the ‘‘Merger’’) (Note 4). Immediately thereafter, JPAC changed its name to Juniper Content Corporation.

Firestone was incorporated in the state of Delaware on July 7, 2003 following the merger of Broadcast Links, Inc. and Hispanic Television Network, Inc.

Sorpresa! Rights LLC was formed in the state of Delaware on August 27, 2007 as a subsidiary of Juniper Content. Sorpresa! Rights LLC was formed to hold programming rights created or acquired by Firestone.

The Company emerged from the development stage upon consummation of the Merger.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (February 3, 2005) to December 31, 2006 included in the Company’s Form 10-KSB filed on April 5, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Basis of Presentation of Consolidated Financial Statements

The condensed consolidated financial statements include the accounts of Juniper Content and its operating subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Predecessor

From its inception (February 3, 2005) until consummation of the Merger on January 19, 2007, Juniper Content had no substantial operations other than to serve as a vehicle for a Business Combination. Accordingly, since Juniper Content’s operating activities prior to the Merger are insignificant relative to those of Firestone, management believes that Firestone is Juniper Content’s predecessor. Management has reached this conclusion based upon evaluation of the applicable reporting requirements and relevant facts and circumstances, including the historical life of Firestone, the level of operations of Firestone, the purchase price paid for Firestone and the fact that the consolidated Company’s revenues and expenses after the Merger are most similar in all respects to those of Firestone’s historical periods. Accordingly, the historical operations and cash flow information of Firestone have been presented in this quarterly report on Form 10-QSB.

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

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (‘‘SAB’’) No. 104, ‘‘Revenue Recognition’’, which requires that revenue be recorded when persuasive evidence of an arrangement exist, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable, and collectability is reasonably assured. If the payment due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as deferred revenues. Any expected losses on contracts are recognized when identified.

Revenues of the Company are primarily generated by the following sources:

Television network subscription revenue is recognized each month when the Company’s television programming service is delivered to the cable systems for distribution to their subscribers. This revenue consists of the monthly fees earned under multiple cable system operator (‘‘MSO’’) agreements (the ‘‘MSO Agreements’’) for each subscriber of programming. Since the number of subscribers is not determinable until MSO subscriber reports are received, the Company’s management determines a reasonable revenue estimate each reporting month. The Company receives subscriber count reports from MSO’s within 60 days following the end of the reporting month. The Company’s estimates are then adjusted to reflect actual revenue earned. While the MSO Agreements govern the terms and conditions between the Company and local cable systems, each local cable system independently makes the decision to distribute the Company’s content. The MSO Agreements provide for an introductory free carriage period in which no subscriber fees are paid to the Company after a system’s launch of the Company’s content. During the introductory free carriage period, no revenue is recorded by the Company since each local cable system has the right to launch or terminate the broadcasting at any time thus making the revenue not fixed or determinable. As such, the Company can not record revenue until the requirements of SAB No. 104 have been met.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

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

Network operations service revenue is recognized each month as such services are provided. These services consist of fees earned for distribution of third party network television programming to cable systems, direct broadcast satellite (‘‘DBS’’) services and broadcasters throughout the United States. These arrangements are subject to long-term agreements that range in term from one to five years, typically provide for escalating payments over the term of the contract and require customers’ payment of monthly fees in advance of services provided. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104. The Company recognizes revenue using the straight-line method over the term of the contract. On occasion, the Company offers network services to start-up companies. In such cases, the Company records revenue only to the extent of the amount which is deemed collectible on a monthly basis. Additional services such as occasional use of satellite bandwidth, uplink, or downlink services are recognized in the month the service is provided.

Production services revenue is recognized in the month that production services are completed as defined by the production contract. It consists of fees earned for video and audio production, post production, remote production and studio rental services. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104.

Contractual arrangements are reviewed regularly for significant revenue recognition judgments, particularly in the area of multiple deliverable elements (‘‘multiple element arrangements’’). Where multiple element arrangements exist, contract revenue is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force (‘‘EITF’’) Issue No. 00-21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables.’’ For the three and nine months ended September 30, 2007, the Company had no such multiple element arrangements.

Programming Rights and Obligations

The Company accounts for programming rights and obligations in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 63, ‘‘Financial Reporting by Broadcasters’’. Program rights are recorded as assets, at the gross amount of the related obligations, when the license period begins and the programs are available for broadcasting. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are classified as non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method.

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, the Company would be required to write-down the program rights to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the term of the contract, the Company would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs. Program obligations are classified as current or long-term in accordance with the payment terms of the license agreement.

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Restricted Cash

Included in restricted cash on the accompanying condensed consolidated balance sheet as of September 30, 2007 is cash of $93,515, which is being held to secure the irrevocable letter of credit, related to the Company’s office space operating lease.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes-off accounts receivable when they become uncollectible.  As of September 30, 2007, the Company’s allowance for such doubtful amounts was $69,727.

Deferred Equipment Rentals

Operating leases with scheduled payment increases, which do not reflect a change in the availability of the asset, are recognized on a straight-line basis over the term of the lease, with a deferred liability that accounts for the difference between cash lease paid and accrued lease expense. At the end of the term of the lease, the deferred liability will be zero.

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

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

The estimated useful lives of property and equipment are as follows:

Broadcasting equipment	7 years
Studio equipment	5 years
Other equipment	5 years
Furniture and fixtures	7 years
Leasehold Improvements	7 years

Goodwill

Under SFAS No. 141, ‘‘Business Combinations’’, goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under SFAS No. 142, ‘‘Goodwill and Intangible Assets,’’ goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

Goodwill represents Juniper Content’s allocation of the purchase price to acquire Firestone in excess of the fair value of the assets acquired at the date of the Merger. The allocation of purchase price, to reflect the values of the assets acquired and liabilities assumed, has been estimated based upon management’s evaluation and certain third-party appraisals and is subject to finalization based on the outcome of independent appraisal (Note 4).

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

Under SFAS No. 142, the Company measures impairment of its indefinite lived intangible assets, which consist of subscriber agreements, based on prevailing market rates for subscriber valuation and discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life. The Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

Intangibles

Intangible assets are accounted for under the provisions of SFAS No. 142. Intangible assets arose from the Merger and consist of customers/subscribers lists that are amortized, on a straight-line basis,

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

over periods of up to 5 years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. Accordingly, intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable (see Note 6).

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the three and nine months ended September 30, 2007 and 2006 excludes potentially issuable common shares primarily related to the Company’s outstanding stock options and warrants because the assumed issuance of such potential common shares is anti-dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods.

Prior to the conversion of the Company’s Class B common stock to common stock as a result of the Merger, basic net income (loss) per share was calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 including cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value. Investments are stated at fair value. Long-term obligations approximate fair value as the interest rates related to such obligations currently approximate market rates.

Share-Based Compensation

SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (‘‘SFAS 123(R)’’) requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees, directors and consultants based on estimated fair values. In March 2005, the SEC issued SAB No.107 (‘‘SAB 107’’). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). There was no share-based compensation awards granted prior to January 19, 2007. Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 was $75,635 and $324,628, respectively, which consisted entirely of share-based compensation expense related to stock option grants. See Note 7 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company used the Black-Scholes option-pricing model (‘‘Black-Scholes’’) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and for tax net operating loss and tax credit carry-forwards, while deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In connection with the Merger the Company has recognized deferred tax liabilities due to differences between the fair value for financial reporting purposes and the historical tax bases of the assets acquired in the Merger. During the nine months ended September 30, 3007 the Company recognized a tax benefit of $2,119,566.

The Company has net operating loss carry forwards available to offset future taxable income, some of which will expire through 2027, subject to limitations. The use of net operating loss tax carry forwards of Firestone acquired in the Merger may be limited due to the change in ownership of Firestone. Accordingly, due to such limitations on use of Firestone’s net operating loss carry forwards and Firestone’s history of losses, management believes it is more likely than not that the deferred tax assets not recognized in the Merger will not be realized and has established valuation allowance to reduce the Firestone deferred tax assets to zero.

In September 2006, the FASB issued Interpretation No. 48, ‘‘Accounting For Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have any impact on the Company’s consolidated financial position and results of operations.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

New Accounting Pronouncements

In July 2006, the FASB issued FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ – including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company is evaluating whether it will adopt the provisions of SFAS No. 159.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — OFFERING

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

NOTE 4 — MERGER

On January 19, 2007, Juniper Content acquired all of the outstanding capital stock of Firestone pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’). As a result of the Merger, Firestone became a wholly owned subsidiary of Juniper Content. At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of Juniper Content common stock, 125,000 Class W Warrants to purchase 125,000 shares of common stock, 125,000 Class Z Warrants to purchase to 125,000 shares of common stock. As part of the Merger, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as permitted in the merger agreement. The $3,000,000 of outstanding debt remains non-recourse to the ¡Sorpresa! network and related programming assets and services as well as Juniper Content.

The Merger was accounted for as a business combination with Juniper Content as the acquirer of Firestone. Under the purchase method of accounting, the assets and liabilities of Firestone that were acquired were recorded as of the acquisition date at their respective fair values and added to those of Juniper Content.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 4 — MERGER — CONTINUED

The purchase price for the Merger was determined based on the value of Juniper Content’s common stock and warrants issued and direct acquisition costs incurred. The aggregate purchase price of $8,220,140 represents the sum of (i) $6,529,750 representing the 2,676,127 shares of common stock, $0.0001 par value, issued to the former stockholders of Firestone (based on the average closing market price of Juniper Content’s common stock, for a period of two days prior and two days subsequent to August 16, 2006, the date of the announcement of the purchase agreement with Firestone, or approximately $2.44 per common share), (ii) $82,000 representing the 125,000 Class W Warrants and 125,000 Class Z Warrants issued to the former preferred stockholders of Firestone (or approximately $0.32 per Class W Warrant and approximately $0.33 per Class Z Warrant based on the average price of each of Juniper Content’s Class W and Class Z Warrants for a period of two days prior and two days subsequent to August 16, 2006) and (iii) acquisition costs of $1,608,390 (including a $400,000 advisory fee paid to Juniper Content’s investment banking firm at closing) directly attributable to the Merger. In addition, the Merger Agreement also provides that Firestone’s stockholders will receive up to an additional 1,000,000 Class W Warrants and 1,000,000 Class Z Warrants if certain revenue and subscriber targets are attained in 2007 and 2008. Such consideration, if any, will be included in the purchase price upon resolution of the contingencies.

Of the shares issued to Firestone stockholders at the closing, 10% (267,613 shares) were placed in escrow to secure the indemnity rights of Juniper Content under the Merger Agreement pursuant to the terms of an escrow agreement.

The components of the purchase price for Firestone are summarized as follows:

Value of 2,676,127 shares of Common Stock	$6,529,750
Value of warrants	82,000
Total value of equity issued	6,611,750
Acquisition costs	1,608,390
Total purchase price	$8,220,140

A preliminary allocation of the purchase price of Firestone to the estimated fair values of the assets acquired and liabilities assumed of Firestone on January 19, 2007 was made and recorded during the fiscal quarter ended March 31, 2007. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of Firestone’s net operating loss carry forwards, recognition of deferred taxes and allocation to goodwill resulting from the Merger was made by management based on available information and certain assumptions management considers reasonable. The preliminary estimates will be subject to change based on the finalization of asset and liability valuations of Firestone, and will depend in part on prevailing market rates and conditions. A final determination of the fair values, which will include work of an independent appraiser, will be completed during 2007. Any adjustments may change the allocation of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed at January 19, 2007 and will be reflected in the Company’s year-end financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 4 — MERGER — CONTINUED

The preliminary allocation of the fair value of the assets acquired and liabilities assumed in the Merger is as follows:

Current assets	$266,093
Property and equipment	2,807,815
Intangibles	8,902,521
Goodwill	4,127,832
Other assets	61,734
Deferred tax liability	(3,470,356)
Current Liabilities	(1,476,822)
Long term Debt	(2,998,677)
$8,220,140

Goodwill and intangibles are not deductible for tax purposes.

Summarized below are the pro forma unaudited results of operations for the three months ended September 30, 2006 and nine month periods ended September 30, 2007 and 2006 as if the results of Firestone were included for the entire periods presented.

The pro forma results may not be indicative of the results that would have occurred if the Merger had been completed at the beginning of the period presented or which may be obtained in the future:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenue	$517,355	$1,833,705	$1,821,140
Net loss	(1,089,767)	(4,130,454)	(3,361,854)
Basic and diluted loss per share	(0.19)	(0.74)	(0.60)
Weighted average common shares outstanding (basic and diluted)	5,618,127	5,618,127	5,618,127

NOTE 5 — PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consisted of the following:

Broadcasting Equipment	$2,441,906
Leasehold improvements	11,353
Studio Equipment	416,773
Other Equipment	116,724
Furniture and fixtures	114,196
Total property and equipment	3,100,952
Less accumulated depreciation	(359,418)
Property and equipment, net	$2,741,534

Depreciation expense for the three months ended September 30, 2007 and 2006 was $62,956 and $0, respectively, and $359,418 and $0, for the nine months ended September 30, 2007 and 2006, respectively.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 6 — INTANGIBLE ASSETS

The following tables summarize the Company’s intangible assets as of September 30, 2007:

	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customers/Subscribers	5 years	$8,902,521	$(1,261,188)	$7,641,333

Amortization expense for the three months ended September 30, 2007 and 2006 was $455,017 and $0, respectively, and $1,261,188 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 7 — SHARE-BASED COMPENSATION

Stock-Based Compensation Plan

On January 19, 2007, the Company’s stockholders adopted the 2006 Long-Term Incentive Plan (the ‘‘Plan’’) which reserves 600,000 shares of common stock for issuance in accordance with the Plan’s terms.

The Plan permits the granting of stock options and other stock-based awards to employees, officers, directors and consultants of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock as defined in the Plan and expire no later than ten years from the grant date. The options generally vest in three equal installments commencing on the first anniversary of the date of grant and expire five years from the date of grant. However the Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to use a different vesting schedule.

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

	Options Granted January 19, 2007	Options Granted April 19, 2007	Options Granted August 28, 2007
Volatility	52.02%	42.96%	71.73%
Risk free rate	4.83%	4.57% – 4.68%	4.25%
Term	3.50 – 3.75 years	5 – 10 years	5 years
Dividend yield	0.0%	0.0%	0.0%

Stock-based compensation expense recognized in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2007 is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to the Company’s limited history, forfeiture assumptions were based upon management’s estimate. The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

During the nine months ended September 30, 2007, 298,000 five year options were granted to employees of the Company pursuant to the Plan, 75,000 ten-year options were granted to members of

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 7 — SHARE-BASED COMPENSATION — CONTINUED

the Board of Directors and 350,000 five-year options were granted to the Company’s Chief Executive Officer outside of the Plan. The following table summarizes information concerning all options outstanding as of September 30, 2007. The following table summarizes information concerning all options outstanding as of September 30, 2007, excluding options that were approved during the period but that were not yet granted.

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2006	—	$—	$—		$—
Granted	723,000	3.57	$1.61
Forfeited	(26,000)	3.57	$1.61
Outstanding at September 30, 2007	697,000	$3.57	$1.61	4.30 – 9.55 years	$—

During the three and nine months ended September 30, 2007, the Company recognized compensation expense of $75,635 and $324,628, respectively as a result of options issued to employees and members of the board of directors which is included in general and administrative expense on the accompanying condensed consolidated statement of operations.

As of September 30, 2007, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows:

Remaining 2007	$78,442
Year ending December 31, 2008	313,768
Year ending December 31, 2009	313,768
Year ending December 31, 2010	42,104
$748,081

NOTE 8 — COMMITMENTS

Related Party Transactions — Administrative Support

Starting in 2005 upon consummation of the Offering, the company agreed to pay an affiliate of an officer and stockholder an amount equal to $7,500 per month, for office, secretarial and administrative services. This commitment and the associated expenses continued following consummation of the Merger but were terminated in June 2007. During the three months ended September 30, 2007 and 2006 the Company paid $0 and $22,500, respectively, and during the nine months ended September 30, 2007 and 2006 the company paid $45,000 and $67,500, respectively of expense for such services which have been recognized in the Company’s condensed consolidated statements of operations.

Conversion Right of Holders of Class B Common Stock

As permitted in the Company’s Certificate of Incorporation prior to and until the Merger, holders of the Company’s Class B common stock that voted against a Business Combination were, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the ‘‘Conversion Right’’). In the event that holders of a majority of the outstanding shares of Class B common stock voted for the approval of the Business Combination and that holders owning less than 20% of the outstanding Class B common stock exercised their Conversion Rights, the Business

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 8 — COMMITMENTS — CONTINUED

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

In connection with the Merger, holders of 481,100 shares of Class B common stock or 16.7% of the outstanding Class B common stock voted against the Merger and consequently exercised their Conversion Rights for a pro-rata distribution from the Company’s Trust Fund. The conversion price of $5.38 was calculated on January 17, 2007, two business days prior to the Merger vote. Accordingly, the Company was required to convert to cash such 481,100 shares of Class B common stock for an aggregate of $2,588,318 or $5.38 per share. Upon payment of the conversion amount in February and March 2007 to each Class B stockholder who voted against the Merger, the Company received and cancelled such shares of common stock.

All of the remaining shares of the Company’s Class B common stock automatically converted into shares of common stock upon consummation of the Merger.

Employment Agreements

Effective as of January 19, 2007, the Company entered into employment agreements with certain officers which provide for base salary, bonus, fringe benefits and the grant of options to purchase the Company’s common stock. The following table sets forth the maximum contractual obligations (exclusive of discretionary bonuses, commissions and annual increases) of the Company under these employment agreements:

Employment Contracts
2007 (3 months)	$311,250
2008	1,245,000
2009	1,965,000
$3,521,250

However, the agreements contain provisions that allow for reduced payments upon early termination in certain situations.

Lease Obligations

The Company leases certain equipment including facilities and satellite bandwidth under various operating leases expiring at various times through 2017. The lease for satellite bandwidth extends for the life of the satellite with escalating payments; therefore the Company recognizes the expense using a straight-line method. The Company is also permitted to re-evaluate and adjust its capacity needs and its lease obligation under certain terms. Lease expense for the three months ended September 30, 2007 and 2006 totaled $280,454 and $278,952, respectively, and $794,482 and $837,214 for the nine months ended September 30, 2007 and 2006, respectively.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 8 — COMMITMENTS — CONTINUED

Equipment Leases
2007 (3 months)	$225,000
2008	571,000
2009	574,000
2010	570,000
2011	570,000
Thereafter	3,391,000
$5,901,000

The foregoing table assumes the Company has not terminated the lease which it has the right to do under certain circumstances which would substantially reduce the equipment lease obligation.

Facility Leases

Firestone leases its primary operating facility from a corporation controlled by a related party and this lease expires in January 12, 2012 with a five-year renewal term. Effective with the Merger, this lease was modified with new terms which resulted in the recognition of deferred lease expenses as a miscellaneous gain of $81,512 included in ‘‘other income’’. Lease expense for this facility was $53,077 and $45,248 during the three months ended September 30, 2007 and 2006 and $148,389 and $135,741 during the nine months ended September 30, 2007 and 2006 respectively.

Juniper Content moved into new office space under an operating lease and took possession of the new office on or about May 16, 2007 The operating lease will expire on May 31, 2012. The fixed rent for the premises is approximately $185,000 per annum.

Future annual minimal obligations for Juniper Content and Firestone as of September 30, 2007 are approximately as follows:

	Firestone Facility Lease	Juniper Facility Lease	Total
2007 (3 months)	$40,000	$50,000	$90,000
2008	210,000	200,000	410,000
2009	210,000	200,000	410,000
2010	210,000	200,000	410,000
2011	210,000	200,000	410,000
Thereafter	10,000	130,000	140,000
	$890,000	$980,000	$1,870,000

NOTE 9 — LONG TERM DEBT

As part of the Merger, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as permitted in the merger agreement. The previous Loan of $2,998,677, which is due to a former shareholder of Firestone and one of our current shareholders, remains non-recourse to the ¡Sorpresa! network and related programming assets and services and to Juniper Content. The Loan bears interest at 5% per annum with interest payments commencing January 20, 2007 and continuing through September 1, 2008. Commencing on January 1, 2009 and on the first day of each calendar quarter, the Company will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three and nine months ended September 30, 2007, the Company recognized $37,641 and $105,056 respectively, of interest expense on the Loan.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 10 — CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

Upon the consummation of the Merger, all outstanding shares of Juniper Content’s Class B common stock were converted into common stock pursuant to Juniper Content’s Certificate of Incorporation, subject to the rights of holders of Class B common stock who had voted against the Merger and properly exercised their Conversion Rights to have such shares converted into cash equal to their pro rata portion of the Trust Fund. The Class B common stock ceased trading subsequent to the Merger and was thereafter deregistered.

On January 19, 2007 Juniper Content’s stockholders adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 25,000,000 to 35,000,000. As of September 30, 2007, there are 5,618,127 shares of the Company’s common stock issued and outstanding. As of September 30, 2007, there are 29,381,873 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W warrants and Class Z warrants (representing 7,490,000 shares if all such warrants were exercised), the Plan (representing 347,000 options outstanding and 253,000 remaining shares reserved under the Plan for issuance), 350,000 options to the Chief Executive Officer outside the Plan and the Underwriter’s Purchase Option (‘‘UPO’’) issued on July 13, 2005 as part of the Offering (representing 400,000 shares if the UPO were exercised in full).

Warrants

The Company has the following common stock warrants outstanding as of September 30, 2007:

	Warrants	Exercise Price	Expiration
Founders’ warrants
Class W	812,500	$5.00	February 3, 2010
Class Z	812,500	$5.00	February 3, 2010
Warrants issued in connection with IPO
Class W	2,807,500	$5.00	February 3, 2010
Class Z	2,807,500	$5.00	February 3, 2010
Warrants issued in connection with Merger
Class W	125,000	$5.00	February 3, 2010
Class Z	125,000	$5.00	February 3, 2010
	7,490,000

The warrants issued to the initial security holders of the Company (the ‘‘Founders’’) are subject to registration rights. However, if the Company is unable to register the underlying shares it may satisfy its obligations to the initial security holders by delivering unregistered shares of common stock.

The Class W warrants and Class Z warrants issued in the Offering are subject to registration provisions which require the Company to file a registration statement with respect to the shares of

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 10 — CAPITAL STOCK — CONTINUED

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

Purchase Option

The Company issued an option on July 13, 2005 as part of the Offering, for $100, to the representative of the underwriters in the Offering, to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 62,500 Series B units at an exercise price of $16.665 per unit. The Series A Units and Series B Units underlying the option will be exercisable in whole or in part solely at the underwriter’s discretion from January 19, 2007 until expiration on July 12, 2010.

NOTE 11 — RISK CONCENTRATIONS

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

Customer Concentrations

At September 30, 2007, three customers accounted for approximately 43%, 11% and 9% respectively, of the accounts receivable balance on the accompanying condensed consolidated balance sheet.

For the nine months ended September 30, 2007 three customers accounted for approximately 23%, 21% and 20% of the Company’s net sales.

For the three months ended September 30, 2007, four customers accounted for approximately: 21%, 19%, 19% and 11% of the Company’s net sales.

For the nine months ended September 30, 2006 of the Predecessor, three customers accounted for approximately 22%, 19% and 16% of the Company’s net sales.

For the three months ended September 30, 2006 of the Predecessor, four customers accounted for approximately: 22%, 19%, 18% and 15% of the Company’s net sales.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements

NOTE 12 — LIQUIDITY

Since the consummation of the Merger, the Company has incurred significant operating and net losses and has not generated positive cash flows from operations. Historically, Firestone’s revenues generated by operations had not been sufficient to meet its working capital requirements. Its operations were funded from proceeds from the issuance of various debt instruments and the sale of equity securities. At September 30, 2007, the Company had cash and cash equivalents of approximately $6.9 million compared to $8.4 million at June 30, 2007. This $1.5 million decrease in cash is attributable to the Company’s working capital needs. While the Company believes it will have sufficient working capital to fund its current operations through most of 2008, it will need to seek additional financing if its operations do not begin to generate positive cash flow. Accordingly, the Company is continually exploring and analyzing potential areas of additional financing.

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

Business Overview

Juniper Content Corporation (‘‘Juniper Content’’) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. The Company provides television programming services through ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish, third-party network origination services and third-party production services. The Company plans to build on ¡Sorpresa!’s status in Hispanic Children’s programming to secure a significant position in the expanding U.S. Hispanic Media Marketplace and to acquire niche content providers to allow us to participate in the accelerating growth of digital media in the general media marketplace as well as to expand our operations and infrastructure through acquisitions of media and entertainment businesses that offer significant market potential.

Juniper Content was formed on February 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business through the use of cash from the proceeds of its public offering, capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

On January 19, 2007, Juniper Content consummated a merger with Firestone Communications, Inc. (‘‘Firestone’’), in which Firestone became its wholly owned subsidiary pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’), among Juniper Content, Firestone and certain stockholders of Firestone (the ‘‘Merger’’). At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of Juniper Content’s common stock, 125,000 of Class W Warrants to purchase 125,000 shares of common stock and 125,000 of Class Z Warrants to purchase 125,000 shares of common stock. The warrants issued in the Merger were identical to the warrants issued in Juniper Content’s initial public offering.

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

Some of the challenges and opportunities facing our network business include (i) the growth of the Hispanic television audience; (ii) available capacity of cable and satellite systems and their desire to carry more channels; (iii) increased spending on advertising targeted at the Hispanic market; (iv) migration of the television audience to the internet and other digital platforms; and (v) increasing use of the internet by Hispanic households. The growth of the Hispanic television audience and increased channel capacity offers us the opportunity to secure distribution of ¡Sorpresa! on more cable and satellite systems, and attract more viewers in each market where the service is available. If we are successful in capitalizing on these opportunities, adding additional cable and satellite systems is likely to increase our revenues with controllable cost increases. Increased distribution is likely to enhance the value of advertising inventory available for us to sell. Coupled with industry-wide increases in Hispanic advertising spending, increased distribution is likely to enable us to generate significantly increased advertising revenues. While exploiting advertising opportunities will require us to incur additional expenses associated with engaging internal staff and third party advertising sales organization, these expenses are controllable and can be contained so that they are incremental relative to the potential for increased revenue. The migration of the television audience to the internet presents a potential risk to the growth of the television audience for ¡Sorpresa!. However, as our business plan calls for the further development of its internet and other digital platforms for the distribution of ¡Sorpresa!, we should be well situated to serve ¡Sorpresa! viewers regardless of where they are viewing the programming, thus enabling us to generate advertising revenue from both television and internet distribution.

Sources of Revenue Overview

Television Network:    We operate ¡Sorpresa!, a Spanish language children’s television network and digital community. The television network is distributed over cable systems in the continental United States and Puerto Rico. ¡Sorpresa! digital content is distributed over internet, interactive, mobile and other broadband and digital platforms. We derive revenue with respect to ¡Sorpresa! primarily from cable television subscriber’s fees and also advertising from all platforms.

We earn subscription revenue from multi-system operators (MSOs) that carry ¡Sorpresa! programming, under the agreements between the MSOs and Firestone. While an MSO agreement governs the terms and conditions between Firestone and the MSO’s cable systems, each local cable system that is part of an MSO independently makes the decision to distribute ¡Sorpresa!. The individual cable systems also determine how ¡Sorpresa! is packaged with other cable programming, in turn determining the number of subscribers to which it is made available. ¡Sorpresa! is either bundled with other program channels in tier services, which are available to tier subscribers who pay additional fees for tier programming, or may be offered as one of a cable system’s basic program channels, which are included to all system subscribers who pay for basic cable service. In U.S. markets, ¡Sorpresa! is typically offered in Hispanic tier packages. In Puerto Rican markets, ¡Sorpresa! is typically offered as part of basic cable service. The MSO agreements provide for monthly subscriber fees with annual rate increases. Usually, an agreement provides for an introductory free carriage period in which no subscriber fees are paid to Firestone for the free period following the system’s launch of ¡Sorpresa!. MSOs calculate the number of subscribers for which fees are paid each month by averaging the subscriber count at the beginning and end of each month.

These affiliation agreements typically provide for payments to us based on each subscriber who receives the ¡Sorpresa! network. The agreements also usually include ‘‘Most Favored Nation’’ (‘‘MFN’’) clauses which obligate Firestone to offer the operator any more favorable economic terms we negotiate with any other MSO. Although the affiliation agreements currently provide for payments of subscriber fees to us, we may determine in the future that it is in our best interest to enter into new affiliation agreements or adjustments to existing agreements that will trigger the MFN clauses of the existing affiliation agreements thereby reducing or eliminating altogether the revenue received from subscriber fees under some or all of the existing affiliation agreements.

We earn advertising revenue from the sale of advertising inventory on ¡Sorpresa! and its Digital Community. Historically, ¡Sorpresa! advertising revenue has been generated primarily from direct response spots, per inquiry advertising and infomercials. We believe the growth of advertising revenue will result from increased distribution of the network. The rates that we can charge for advertising inventory depend on a number of factors including audience size, advertiser and agency budgets and the relative strength or weakness of rates in the general advertising market. The market for children’s advertising is subject to seasonal variations with a substantial portion of overall advertising placed in the third and fourth quarters.

Network Operations:    We earn fee income from third party customers to whom Firestone provides uplink facilities and related services for the distribution of network television programming to cable systems, direct broadcast satellite (‘‘DBS’’) services and broadcasters throughout the United States. These arrangements typically are subject to long-term agreements that range in term from one to ten years, and require customers’ payment of monthly fees in advance of service. Other services are offered to short-term customers, such as occasional users of satellite bandwidth, uplink or downlink services. Subsequent to September 30, 2007, we were notified by one of our significant customers that they would no longer require our services sometime in early 2008.

Production Services:    We earn production services revenue from third party television and advertising customers to which Firestone provides video and audio production, post-production, remote production and studio rental services. Production service engagements typically range from a period of a few days to three months or more in length.

Cost of Revenue Overview

Television Network:    Cost of television network revenue consists primarily of programming acquisition and licensing fees, tradeshow costs and compensation and related fringe benefits paid to department personnel.

Network Operations:    Cost of network operations revenue consists primarily of satellite bandwidth, software license and maintenance fees and compensation and related fringe benefits paid to department personnel. Costs of network operations are primarily fixed due to the long-term agreements for satellite bandwidth.

Production Services:    Costs of production services revenue consist primarily of dedicated project related production costs and compensation and related fringe benefits paid to department personnel. Costs of production services revenue can be scaled to specific production projects. We plan to use independent contractors and producers to provide those services on a project basis in an effort to avoid build-up of overhead infrastructures.

Operating Expense Overview

Advertising Expenses:    Advertising expenses consist primarily of costs due to public relations and marketing consultant fees, market research, on air branding, compensation and related fringe benefits, and travel costs in the marketing department. In the twelve months following the Merger, advertising costs are expected to grow significantly over current expenditures as we implement new marketing strategy. The strategy to enhance awareness of Firestone and its ¡Sorpresa! network includes increased emphasis on publicity, promotions, tradeshows, our website and the engagement of internal staff and sales organization.

General and Administrative Expenses:    General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs, depreciation and corporate professional fees such as legal and accounting fees. General and administrative costs are expected to grow with increases consisting primarily of the addition of new internal staff and the costs of additional professional services due to public company reporting requirements.

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues	$628,273	$—	$1,717,013	$—
Cost of Revenue	785,597	—	2,040,791	—
Gross Loss	(157,324)	—	(323,778)	—
Operating expenses, depreciation and amortization	2,190,382	121,829	6,050,153	378,598
Operating loss	(2,347,706)	(121,829)	(6,373,931)	(378,598)
Net income (loss)	$(1,491,399)	$45,974	$(3,981,510)	$97,598

Revenues:    We were a specified purpose acquisition company until our Merger with Firestone on January 19, 2007, and thus there were no sales in 2006 prior to consummation of the Merger. Revenues during the three and nine months ended September 30, 2007 was approximately $628,000 and $1,700,000, respectively.

Cost of Revenue:    Because we had no sales prior to consummation of the Merger or during the nine months ended September 30, 2006, we had no corresponding cost of revenue during the period. For the three and nine months ended September 30, 2007, cost of revenue was approximately $785,000 and $2,000,000, respectively.

Gross Loss:    We had no revenue producing operations prior to consummation of the Merger. For the quarter ended September 30, 2007, gross loss was $157,324 and for the nine months ended September 30, 2007 our gross loss was $323,778.

Operating Expenses, Depreciation and Amortization:    Such expenses during 2007 consisted primarily of general and administrative expenses and advertising expenses associated with operations. Prior to the Merger such expenses consisted of our efforts to identify targets for potential acquisition during our operations as a specified purpose acquisition company.

Operating expenses, depreciation and amortization were $2,190,382 during the three months ended September 30, 2007 as compared to $121,829 during the three months ended September 30, 2006. This amount during the three months ended September 30, 2007 consisted of general and administrative costs of $1,500,995, advertising expenses of $171,414 and depreciation and amortization of intangibles and fixed assets acquired in the Merger of $517,973. Included in general and administrative expense for the three months ended September 30, 2007 was $75,635 of expense associated with share based compensation to employees. During the three months ended September 30, 2006, general and administrative expenses consisted of our efforts to identify targets for potential acquisition.

Operating expenses, depreciation and amortization were $6,050,153 during the nine months ended September 30, 2007 as compared to $378,598 during the nine months ended September 30, 2006. The amounts during the nine months ended September 30, 2007 consisted of general and administrative costs of $4,089,721 advertising expenses of $339,826 and depreciation and amortization of intangibles and fixed assets acquired in the Merger of $1,620,606. Included in general and administrative expense for the nine months ended September 30, 2007 was $324,628 of expense associated with share based compensation to employees. During the nine months ended September 30, 2006 general and administrative expenses consisted of our efforts to identify targets for potential acquisition.

Other Income (Expense):    Other income (expense) was $73,732 and $191,803 during the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, other income (expense) was $272,855 and $528,196, respectively. Income during the 2006 periods was attributable to interest income from investments held in a trust account. Income during the three and nine month periods ended September 30, 2007 relates to interest income from investments and cash and cash equivalents offset by interest expense of ($37,641) and ($105,056) for the three and nine months ended September 30, 2007, respectively, associated with our long-term debt.

Provision (Benefit) for Income Taxes:    The provision for income taxes during the three and nine months ended September 30, 2006 was $24,000 and $52,000, respectively, due to taxable income associated primarily with interest income generated from investments held in a trust account. During the three and nine months ended September 30, 2007, we recognized a benefit for income tax of ($782,575) and ($2,119,566), respectively, as a result of the decrease in the deferred tax liability.

Liquidity and Capital Resources

Long-Term Debt

As part of the Merger, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as permitted in the merger agreement. The outstanding Loan of $2,998,677, which is due to a former shareholder of Firestone and one of our current shareholders, remains non-recourse to the ¡Sorpresa! network and related programming assets and services and to Juniper Content. The Loan bears interest at 5% per annum and with interest payments commencing January 20, 2007 and continuing through September 1, 2008. Commencing on January 1, 2009 and on the first day of each calendar quarter, we will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three and nine months ended September 30, 2007, we recognized $37,641 and $105,056, respectively, of interest expense on the Loan.

Former Class B Common Stock Conversions

In connection with the Merger, 16.7% of our outstanding Class B common stock voted against the Merger and exercised their rights to convert their shares into cash equal to a pro-rata distribution from the trust account established to hold proceeds from the initial public offering. The conversion price of $5.318 was calculated on January 17, 2007, two business day prior to the Merger vote. Accordingly, we were required to convert to cash 481,100 shares of Class B common stock that were voted against the Merger for an aggregate of $2,588,318 or $5.38 per share. Upon payment of the conversion amount in February and March 2007 to each Class B stockholder who voted against the Merger, we received and cancelled such shares of common stock. All shares of our Class B common stock automatically converted into shares of common stock upon consummation of the Merger.

Liquidity Assessment

Since the consummation of the Merger, we have incurred significant operating and net losses and have not generated positive cash flows from operations. Historically, Firestone’s revenues generated by operations had not been sufficient to meet its working capital requirements. Its operations were funded from proceeds from the issuance of various debt instruments and the sale of equity securities. At September 30, 2007, we had cash and cash equivalents of approximately $6.9 million compared to $8.4 million at June 30, 2007. This $1.5 million decrease in cash is attributable to our working capital needs. While we believe we will have sufficient working capital to fund our current operations through most of 2008, we will need to seek additional financing if our operations do not begin to generate positive cash flow. Accordingly, we are continually exploring and analyzing potential areas of additional financing.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007 and 2006, net cash used by operations were $4,486,671 and $362,265, respectively. During the nine months ended September 30, 2007 and 2006, net cash used by operations consisted of a net (income) loss of ($3,981,510) and $97,598, respectively; 2007 amount offset by non-cash expenses of $1,620,606 for depreciation and amortization and $324,628 related to share based compensation.

Net cash provided by investing activities was $14,016,754 as a result of the release of the proceeds from trust during the nine months ended September 30, 2007 as compared to approximately $374,000 spent in investing activities during the same period in 2006.

Net cash used in financing activities during the nine months ended September 30, 2007 was $2,681,833 as compared to $0 in the same period in 2006. The use of cash in financing activities was for the payments of redemptions of our class B common stock.

Supplemental Information

Non-Generally Accepted Accounting Principles (‘‘Non-GAAP’’) Basis Financial Information for the Nine and Three Months Ended September 30, 2007 Compared to the Non-GAAP Basis Combined Financial Information for the Nine and Three Months Ended September 30, 2006.

As a result of the Merger with Firestone which occurred on January 19, 2007, we are presenting the statements of operations of Firestone as our predecessor separately. Because we had no material business or operations prior to the Merger date of January 19, 2007, we are presenting below our results of operations, combined on an arithmetic basis, with those of Firestone for the relevant periods of each company during the nine months ended September 30, 2007 and 2006. Additionally we are presenting our historical results of operations for the three months ended September 30, 2007 as a basis for comparison with the combined results of operations of us with those of Firestone for the three months ended September 30, 2006. We refer to such combined financial information as being presented on a ‘‘Non-GAAP combined’’ basis and when we refer to ‘‘the nine months ended September 30, 2007’’, ‘‘the nine months ended September 30, 2006’’ and ‘‘the three months ended September 30, 2006’’ in this section, we are referring to the Non-GAAP combined periods. Such Non-GAAP combined financial information only constitutes the arithmetic sums of historical results described above with respect to the period and does not give effect to purchase accounting, interest expense or other pro forma adjustments resulting from the Merger. The Company’s historical financial information for the nine month period ended September 30, 2007 gives effect to purchase accounting adjustments from the date of Merger.

	Historical Firestone Nine Months Ended September 30, 2006	Historical Juniper Content Corp Nine Months Ended September 30, 2006	Combined Nine Months Ended September 30, 2006(1)	Historical Juniper Content Corp Nine Months Ended September 30, 2007	Historical Firestone Nineteen Days Ended January 19, 2007	Juniper Content Corp Nine Months Ended September 30, 2007(2)
Revenue	$1,821,140	$—	$1,821,140	$1,717,013	$116,692	$1,833,705
Cost of Revenues	1,879,862	—	1,879,862	2,040,791	105,768	2,146,559
General and administrative, depreciation and amortization	1,852,272	378,598	2,230,870	6,050,153	118,936	6,169,089
Net income (loss)	$(2,015,562)	$97,598	$(1,917,964)	$(3,981,510)	$(47,337)	$(4,028,847)

	Historical Firestone Three Months Ended September 30, 2006	Historical Juniper Content Corp. Three Months Ended September 30, 2006	Combined Three Months Ended September 30, 2006(1)
Revenue	$517,355	$—	$517,355
Cost of Revenues	585,056	—	585,056
General and administrative, depreciation and amortization	604,070	121,829	725,899
Net income (loss)	$(654,444)	$45,974	$(608,470)

(1)	Represents, on a Non-GAAP combined basis, the sum of the results of operations of Firestone for the three and nine months ended September 30, 2006, plus Juniper Content’s stand-alone results of operations for the three and nine months ended September 30, 2006.
(2)	Represents, on a Non-GAAP combined basis, the sum of the results of operations of Firestone for the nineteen days ended January 19, 2007, plus Juniper Content’s consolidated results of operations for the nine months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2007 as Compared to September 30, 2006.

The following discussion sets forth our results of operations for the nine months ended September 30, 2007 as compared to the same period in 2006.

Revenues

The following summarizes the components of revenue on a Non-GAAP combined basis for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Changes from 2006 to 2007
	2007	2006	$	%
Revenue
Television Network	$872,013	$495,669	$376,344	76%
Network Operations Center	957,025	1,269,421	(312,396)	−25%
Production Services	4,667	56,050	(51,383)	−92%
Total Revenue	$1,833,705	$1,821,140	$12,565

Overview

Our total revenue on a Non-GAAP combined basis increased $12,565 or 1% for the nine months ended September 30, 2007 as compared to the same period in 2006.

Television Network Revenue

For the nine months ended September 30, 2007, television network revenue on a Non-GAAP combined basis increased $376,344 or 76% as compared to the same period in 2006. The increase in revenue is largely due to the increase in subscriber revenue of $278,776 or 67% from additional carriage in new local cable systems, as well as contractual rate increases of subscriber fees and contractual arrangements whereby certain subscribers previously covered under free carriage periods with distributors were converted to paying subscribers. Advertising revenue on a Non-GAAP combined basis also decreased $1,906 or 2% resulting from lower sales of available commercial inventory. A new revenue stream was developed in late 2006 through the sale of advertising and program distribution on varied digital platforms. This accounted for $99,472 in additional revenue during 2007.

Network Operations Revenue

For the nine months ended September 30, 2007, network operations revenue on a Non-GAAP combined basis decreased $312,396 or 25% as compared to the same period in 2006 which was the result of services provided primarily for two clients that have not been replaced in 2007.

Production Services Revenue

For the nine months ended September 30, 2007, production services revenue on a Non-GAAP combined basis decreased $51,383 or 92% as compared to the same period in 2006. The number and scope of production projects contracted with primarily one client was lower in 2007.

Cost of Revenue Expenses

The following summarizes the components of Firestone’s cost of revenue on a Non-GAAP combined basis expenses for the quarter ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Changes from 2006 to 2007
	2007	2006	$	%
Cost of Revenue
Television Network	$813,789	$359,177	$454,612	127%
Network Operations Center	1,331,275	1,442,182	(110,907)	−8%
Production Services	1,495	78,503	(77,008)	−98%
Total Cost of Revenue	$2,146,559	$1,879,862	$266,697
Gross Loss	$(312,854)	$(58,722)	$(254,132)

Overview

Our cost of revenue expenses on a Non-GAAP combined basis increased $266,697 or 14% for the nine months ended September 30, 2007 as compared to the same period in 2006.

Television Network Cost of Revenue

For the nine months ended September 30, 2007, television network cost of revenue on a Non-GAAP combined basis increased $454,612 or 127% as compared to the same period in 2006 due to the addition of personnel and activities that increase visibility within the industry as the new business plan was implemented.

Network Operations Cost of Revenue

For the nine months ended September 30, 2007, network operations cost of revenue on a Non-GAAP combined basis decreased $110,907 or 8% as compared to the same period in 2006 due to the reduction of personnel requirements related to the corresponding revenue. As a result of the fixed-cost nature of network operations, the reduction in costs was modest.

Production Services Cost of Revenue

For the nine months ended September 30, 2007, production services cost of revenue on a Non-GAAP combined basis decreased $77,008 or 98% as compared to the same period in 2006 due primarily to reductions in personnel and project-related production costs. Production costs are scaled to specific production projects by the use independent contractors and producers to provide those services on a project basis in an effort to avoid build up of overhead infrastructures.

Gross Loss

For the nine months ended September 30, 2007, our production services’ gross loss on a Non-GAAP combined basis decreased $25,625 due to the reductions of personnel to avoid build up of overhead and scale costs to specific production projects. Television network’s gross loss increased $78,269 due to costs principally from the addition of personnel and related activities in support of ¡Sorpresa!’s growth plan. Network operations’ gross loss increased $201,488 due to the fixed costs of bandwidth in network operations and the loss of revenue primarily for two clients that have not been replaced in 2007. The consolidated increase in gross loss for the nine months ended September 30, 2007 is $254,132.

Operating Expenses

For the nine months ended September 30, 2007, operating expenses on a Non-GAAP combined basis increased $3,938,219 as compared to the same period in 2006. This increase was primarily due to increases in expenses associated with the expansion of corporate infrastructure, professional fees, travel and the hiring expenses of new personnel. The increase also reflects $1,620,606 in amortization of the intangibles and the depreciation of the fixed assets as a result of the Merger and $324,628 in share based compensation expense.

Results of Operations for the Three Months Ended September 30, 2007 as Compared to September 30, 2006

The following discussion sets forth our historical results of operations for the three months ended September 30, 2007 as compared to the Non-GAAP combined for the three months ended September 30, 2006:

Revenues

The following summarizes the components of revenues for the three months ended September 30, 2007 and on a Non-GAAP combined basis for the three months ended September 30, 2006:

	Three Months Ended September 30,		Changes from 2006 to 2007
	2007	2006	$	%
Revenue
Television Network	$305,177	$186,865	$118,312	63%
Network Operations Center	321,546	313,383	8,163	3%
Production Services	1,550	17,107	(15,557)	−91%
Total Revenue	$628,273	$517,355	$110,918

Overview

Our total revenue increased $110,918 or 21% for the three months ended September 30, 2007 as compared to the Non-GAAP combined basis in 2006.

Television Network Revenue

For the three months ended September 30, 2007, television network revenue on a Non-GAAP combined basis increased $118,312 or 63% as compared to the same period in 2006. The increase in revenue is largely due to the increase in subscriber revenue of $86,594 or 55% from additional carriage in new local cable systems, as well as contractual rate increases of subscriber fees and contractual arrangements whereby certain subscribers previously covered under free carriage periods with distributors were converted to paying subscribers. Advertising revenue on a Non-GAAP combined basis decreased $2,775 or 9% resulting from lower sales of available commercial inventory. A new revenue stream was developed in late 2006 through the sale of advertising and program distribution on varied digital platforms. This accounted for $34,494 in additional revenue through September 2007.

Network Operations Revenue

For the three months ended September 30, 2007, network operations revenue on a Non-GAAP combined basis increased $8,163 or 3% as compared to the same period in 2006 which was the result of services provided primarily for two clients that have not been replaced in 2007.

Production Services Revenue

For the three months ended September 30, 2007, production services revenue on a Non-GAAP combined basis decreased $15,557 or 91% as compared to the same period in 2006. The number and scope of production projects contracted with primarily one client was lower in 2007.

Cost of Revenue Expenses

The following summarizes the components of our historical cost of revenue for the three months ended September 30, 2007 as compared to a Non-GAAP combined basis for the three months ended September 30, 2006:

	Three Months Ended September 30,		Changes from 2006 to 2007
	2007	2006	$	%
Cost of Revenue
Television Network	$308,816	$113,518	$195,298	172%
Network Operations Center	475,494	461,806	13,688	3%
Production Services	1,287	9,732	(8,445)	−87%
Total Cost of Revenue	$785,597	$585,056	$200,541
Gross Loss	$(157,324)	$(67,701)	$(89,623)

Overview

Our cost of revenue expenses on a Non-GAAP combined basis increased $200,541 or 34% for the three months ended September 30, 2007 as compared to the same period in 2006.

Television Network Cost of Revenue

For the three months ended September 30, 2007, television network cost of revenue on a Non-GAAP combined basis increased $195,298 or 172% as compared to the same period in 2006 due to the addition of personnel and activities that increase visibility within the industry as the new business plan was implemented.

Network Operations Cost of Revenue

For the three months ended September 30, 2007, network operations cost of revenue on a Non-GAAP combined basis increased $13,688 or 3% as compared to the same period in 2006 due to the reduction of personnel requirements related to the corresponding revenue.

Production Services Cost of Revenue

For the three months ended September 30, 2007, production services cost of revenue on a Non-GAAP combined basis decreased $8,445 or 87% as compared to the same period in 2006 due primarily to reductions in personnel and project-related production costs. Production costs are scaled to specific production projects by the use independent contractors and producers to provide those services on a project basis in an effort to avoid build up of overhead infrastructures.

Gross Loss

For the three months ended September 30, 2007, our production services’ gross loss on a Non-GAAP combined basis increased $7,112 due to the reduced number and scope of production projects. The television network’s gross margin increased $76,985 due to costs from the addition of sales personnel and related activities in support of ¡Sorpresa!’s growth plan. Network operations’ gross loss increased $5,527 due to the fixed costs of bandwidth in network operations and the loss of revenue primarily from two clients which have not been replaced in 2007. The consolidated increase in gross loss for the three months ended September 30, 2007 is $89,623.

Operating Expenses

For the three months ended September 30, 2007, operating expenses on a Non-GAAP combined basis increased $1,464,483 as compared to the same period in 2006. This increase was primarily due to increases in expenses associated with the expansion of corporate infrastructure, professional fees, travel and the hiring expenses of new personnel. The increase also reflects $517,973 in amortization of the intangibles and the depreciation of the fixed assets as a result of the Merger and $75,635 in share based compensation expense.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies as set forth in Note 2 to its unaudited condensed consolidated financial statements for the nine months ended September 30, 2007 represent, in all material respects, the current status of the Company’s critical accounting policies, included elsewhere herein.

ITEM 3.    CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, its chief executive officer and chief financial officer and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of its board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

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

Dated: November 14, 2007

JUNIPER CONTENT CORPORATION
/s/ Stuart B. Rekant
Stuart B. Rekant Chairman of the Board and Chief Executive Officer
/s/ Herbert J. Roberts
Herbert J. Roberts Senior Vice President, Chief Financial Officer and Secretary