Form 10KSB
period 2007-12-31
Juniper Content Corp
filed 2008-03-31
CIK 1318862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2007

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 001-33252

JUNIPER CONTENT CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-2278320 (Small Business Issuer I.R.S. Employer I.D. Number)
521 Fifth Avenue, Suite 822 New York, New York (Address of principal executive offices)	10175 (Zip Code)

(212) 660-5930
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

Issuer’s revenues for the fiscal year ended December 31, 2007 were $2,224,803.

As of March 27, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2,829,011.

As of March 27, 2008, there were 5,618,127 shares of common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

Juniper Content Corporation (‘‘Juniper Content’’ or ‘‘the Company’’) is a media and entertainment company focused on branded content services in high growth markets operating across multiple distribution channels. The Company owns and operates ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish. We also provide satellite uplink services for network distribution and production facilities and services for program production.

Our business has three principal revenue streams, each of which is discussed separately below:

•	The ¡Sorpresa! Television Programming Network and Digital Community

•	Network Operations Center

•	Production Services Operations

Our facilities include soundstages, video and audio recording equipment, state of the art video and audio edit suites and uplink capabilities, which enable the real time transmission of content to cable system receivers, direct broadcast satellite (‘‘DBS’’) systems and over-the-air broadcasters that provide programming to viewers nationwide. We use our facilities for the production and distribution of ¡Sorpresa! programming and we also offer our facilities and related services to third parties.

We are a Delaware corporation formerly known as Juniper Partners Acquisition Corp., We were incorporated on February 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or a other similar business combination with an unidentified operating business or businesses. In July 2005, we completed our initial public offering of our securities. On January 19, 2007, we acquired all of the outstanding capital stock of Firestone Communications, Inc. (‘‘Firestone’’) in exchange for its common stock and warrants (the ‘‘Merger’’) pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’). Immediately thereafter, we changed our name to Juniper Content Corporation.

Firestone was incorporated in the state of Delaware on July 7, 2003 following the merger of Broadcast Links, Inc. and Hispanic Television Network, Inc.

¡Sorpresa! Rights LLC was formed in the state of Delaware on August 27, 2007 as a subsidiary of Juniper Content to hold programming rights created or acquired by Firestone.

We maintain a website located at www.junipercontent.com. Our corporate filings, including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, our Current Reports on Form 8-K, our Proxy Statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. Firestone also maintains a website located at www.firestoneinc.com. We do not intend for information contained in these websites to be a part of this Annual Report on Form 10-KSB.

In this discussion of our business, unless the context otherwise requires, references to ‘‘we,’’ ‘‘us,’’ or ‘‘our Company’’ include Juniper Content and Firestone.

Recent Developments

On February 29, 2008 and March 18, 2008, we received net proceeds of approximately $2.2 million from a private placement in which we sold 22.1 units, representing an aggregate of 690.6 shares of Senior 7% Convertible Series A Preferred Stock and five-year warrants to purchase an aggregate of 690,625 shares of Common Stock, in a private placement.

The Preferred Stock ranks senior to all of our other outstanding stock in right of dividend payments and liquidation. The Preferred Stock is entitled to cumulative dividends, compounded annually, at a rate of 7%, payable in cash or in additional shares of Preferred Stock, at our discretion, commencing January 1, 2010. Until such date, no dividends shall be paid and no dividends will accrue. The Preferred Stock is convertible into shares of common stock at any time, in whole or in part, at a conversion price of $3.20 per share, currently representing an aggregate of 690.6 shares of common stock. The conversion price is subject to adjustment for stock splits and stock dividends, but not for other issuances of our common stock. We can force the holders to convert if our common stock trades at $6.00 per share for any 20 out of 30 trading days and ends that period at $6.00. The Preferred Stock will vote on an ‘‘as converted’’ basis with the common stock on all matters brought before the holders of the common stock as a single class. The holders of the Preferred Stock also have the right to appoint a director to our Board of Directors until such time as the investors or their affiliates hold less than 500,000 shares of common stock or 10% of our outstanding voting securities. Pursuant to this right, Steven G. Chrust was appointed as a director to the Board.

Of the 690,625 warrants issued in the private placement, 345,312 warrants have an exercise price of $0.01 per share, 172,656 warrants have an exercise price of $2.50 per share and 172,657 warrants have an exercise price of $5.00 per share. The warrants are exercisable via cash payment or cashless exercise, but shall not be exercisable via cashless exercise so long as a registration statement covering the common stock underlying the Preferred Stock and warrants remains effective.

¡Sorpresa! Television Network and Digital Community

¡Sorpresa! is the nation’s first children’s cable television network broadcast exclusively in Spanish, offering culturally relevant programming for children ages 2 to 17. ¡Sorpresa!’s ‘‘digital community’’ reflects the aggregate of our activities to expand the network’s reach beyond traditional cable, broadcast and DBS television to an audience that can access ¡Sorpresa! content through internet, interactive, mobile and other broadband and digital platforms.

Television Distribution

We derive most of our revenue from distribution of the television network over cable television platforms. At December 31, 2007, ¡Sorpresa!’s programming was delivered as a stand-alone, twenty-four hour, seven day-a-week television programming network to more than 987,000 ¡Sorpresa! subscribers over 350 local cable television systems in 21 out of the 25 largest U.S. Hispanic markets and Puerto Rico. The network exceeded its one million subscriber goal with the launch of Liberty Cablevision, Puerto Rico, in January of 2008, when it added approximately 77,000 subscribers.

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

¡Sorpresa!’s primary mode of delivery to viewers is as a television programming channel via digital cable systems. Central to ¡Sorpresa!’s distribution as a cable service are our MSO agreements with the six largest MSOs in the United States:

•	Time Warner Cable

•	Cox Communications

•	Comcast

•	The National Cable Television Cooperative

•	Cablevision

•	Charter Communications

Under the MSO agreements, we retain the right to sell all in-program advertising, while the local cable system is granted the right to sell and preempt a pre-determined amount of advertising inventory per hour. The cable system reserves the right to charge and collect fees from viewers who subscribe to the ¡Sorpresa! service and, after an introductory free period, each affiliate cable system pays the Company a monthly subscriber fee.

Fiber Optics

In addition to carriage on cable systems, we have secured carriage on a number of telephone-based systems that provide distribution similar to that which is offered by cable systems. For example, ¡Sorpresa! is carried by Verizon FiOS, the first telephone fiberoptic service in the country, which is presently available in parts of New York, New Jersey and Texas and which may become available in many parts of Verizon’s national service area in the future.

DBS

An alternative to cable television, DBS services provide television programming to approximately 27.4% of all television households (according to SNL Kagan) and a meaningful number of Hispanic television households. A DBS carriage agreement typically would provide for ¡Sorpresa! to be carried as part of a premium tier offering of a number of Hispanic channels, for which the carrier would charge subscription fees − either as a stand-alone channel, or more likely, in a package with other channels appealing to a common interest (e.g. as part of a Spanish-language or children’s television package). A DBS carriage agreement typically ranges in term from one to ten years. While we plan to secure carriage on DBS services to distribute ¡Sorpresa! to potential viewers, we do not have a carriage agreement with a DBS operator.

Digital Community

The emergence of technologies that facilitate the production, storage and distribution of audio-visual media in digital configurations, coupled with increasing user acceptance of alternative digital distribution, suggest that digital platforms will play an increasingly important role in the distribution of audio-visual content, impacting the importance of traditional cable and broadcast television outlets.

¡Sorpresa! produces versions of its program content that are technologically and creatively suited for distribution over internet, mobile and other digital platforms, and currently offers ¡Sorpresa! content over a number of them. We have established SorpresaTV.com, where users can download and view selected ¡Sorpresa! short form programs, games, and receive information about the network and its partners in text and video formats in English and Spanish.

¡Sorpresa!’s digital community extends the network’s reach to internet, interactive, mobile and other digital and broadband distribution platforms. ¡Sorpresa! content is currently available through third party multi-platforms, including: MobiTV, the provider of Spanish language video services to Alltel Wireless, AT&T and Sprint; and Brightcove, the exclusive broadband video player to SorpresaTV.com. The digital platform agreements we have with such entities are revenue-generating from both subscriber fees and advertising revenue share supported models. Utilizing our post-production facilities, content is digitized and otherwise encoded from source tapes, edited and subsequently trans-coded for delivery to the various platforms.

While we do not currently generate significant revenue from the utilization of ¡Sorpresa! digital content, we believe that the expansion of features on SopresaTV.com, will lead to increased awareness of the ¡Sorpresa! brand and the growth of third party digital services will result in opportunities to realize significant advertising, subscription and other revenues from ¡Sorpresa! digital content in the future. We also believe that our current participation in digital distribution activities at the early stages of consumer acceptance positions ¡Sorpresa! to take advantage of digital distribution opportunities in the future.

Program Acquisition & Production

We typically acquire completed program content for ¡Sorpresa! under license from third parties although we have begun production of original programming on a limited scale which we intend to expand over time to enable us to own more of the programming we air and its associated merchandising and ancillary rights. The network’s licensors are international broadcasters, producers and distributors. We acquire licensed programming in exchange for license fees and, in most cases, secure rights for unlimited runs on the network and nonexclusive rights for online, mobile and other media throughout the United States and its territories and possessions for multiple-year terms.

Advertising

We believe we are well positioned to realize revenue growth from the sale of in-program advertising on ¡Sorpresa!. We expect that ¡Sorpresa! will become increasingly attractive to many national advertisers, particularly now that we have surpassed the 1,000,000 subscriber threshold. According to the U.S. Census, the Hispanic demographic is the fastest growing segment in the U.S., currently comprising approximately 15% of the total population, with 1 in 4 under 14 years of age. The buying power of U.S. Hispanics is growing at a rate of 8.6% annually, per Advertising Age’s Hispanic Fact Pack Report. While these numbers are rising, AdWeek reports that Hispanics are still under-indexed, with only 3.3% of ad dollars being spent on 14.7% of the population in 2007. We expect that ¡Sorpresa! will benefit from increased spending in the fast growing Hispanic advertising sector. Moreover, the expansion of the ¡Sorpresa! digital community will offer additional opportunities for advertising growth, as the market for advertising on internet, mobile, VOD, SMS and other digital and broadband platforms continue to expand.

Network Operations Center: Uplink and Related Services for Network Distribution

Our Network Operations Center is a state-of-the-art, fully-automated, digital facility with full-service satellite uplink and master control capabilities, that is maintained primarily for the Company’s distribution of the network service. The Network Operations Center also offers automated traffic systems, C-Band digital uplink, multiple downlink antennas, live program switching, digital video servers, a live production control room and studios for live or taped programs. At current capacity, we can uplink and manage a maximum of four television networks on a twenty-four hour-a-day, seven day-a-week basis. Since the uplink facility has capacity beyond that which is needed to distribute ¡Sorpresa! the Company offers uplink services to third parties. We generate revenue by reselling satellite time and providing the technical management with respect to television network program distribution.

Uplink Services

We lease a transponder with a capacity of 18 MHz on one of Intelsat America’s satellites, which we distribute across four channels, two of which are ¡Sorpresa!. In addition to receiving transmissions over satellite, our facility is equipped with multiple nodes to send and receive content over fiberoptic cable.

Related Services

In connection with its uplink service offerings, we also provide engineering and other technical services to broadcast and cable television clients. These services include originating a television network feed and delivering it to broadcasters and cable affiliates across the country. Our master control operators originate, maintain and monitor the broadcast signals 24/7 using state-of-the-art equipment.

We currently manage four network feeds, two of which are ¡Sorpresa!. One of the clients has a multi-year contract for use of the Network Operations Center, while another is operating on a short-term basis.

Production Services Operations

We operate a state-of-the-art production facility at our Network Operations Center that is capable of a wide range of video production services. It produces high end broadcast and non-broadcast programming on video, in both English and Spanish. While the facility is available for the Network’s production of original programming, its excess capacity allows the Company to offer production services to third parties.

We generate revenue by providing services including: live and taped studio production; creative services, including branding and on-air promotions; editing suites (Final Cut and Avid); two sound stages; two graphic suites; studio rental; fully digital production control room; tape operations center; and an audio suite for program production.

We provide production services to both cable and broadcast companies and other corporate customers. Production capability includes commercial advertising; original programming; infomercials; corporate branding, sales and training videos; and promotional content.

Government Regulations

Our operations are subject to certain regulations administered by the Federal Communications Commission (‘‘FCC’’). The satellite earth station that used by Firestone’s Network Operations Center business operates under a license granted by the FCC.

While the ¡Sorpresa! network’s programming is not subject to direct regulation, regulation of the cable systems that distribute ¡Sorpresa! affect the content and advertising that we can program on ¡Sorpresa!. Regulations that most materially impact ¡Sorpresa! are those affecting cable systems’ carriage of children’s programming, which regulations limit the amount and type of advertising that can be broadcast within and in between children’s programming, and prohibit ‘‘host selling’’ − the in-program promotion of goods and services by program characters. ¡Sorpresa! may also be impacted in the future by regulation that restricts the number of distributed channels that can be owned by cable systems, as well as other content and advertising-based regulation that does not currently impact system operators’ ability to distribute ¡Sorpresa!’s programming.

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

The Company holds rights under copyright in the programming that it distributes through its Network Service. Primarily, the Company acquires exclusive television rights and non-exclusive internet and interactive rights for the U.S. territory under license from third party copyright owners and their assigns. In some cases, the Company creates original programming, for which it is the copyright owner.

The Company maintains trademark rights in and to the word ‘‘¡Sorpresa!’’ as the mark for its television network. While the Company’s rights arise from its continuous use of the mark in interstate commerce, the Company holds a federal trademark registration in a logo variation of ‘‘¡Sorpresa!’’, and has a pending application for federal trademark registration of ‘‘¡Sorpresa!’’ as a word mark. When granted, the federal trademark registration will perfect the Company’s trademark rights for use of the word ‘‘¡Sorpresa!’’ in connection with the Network and certain a number of other classes of goods and services, regardless of the logo or graphic configuration in which the mark is used. The Company is unaware of any basis for the Patent & Trademark Office to disallow the Company’s application for federal trademark registration.

Potential Liability and Insurance

We maintain various types of insurance to cover our operations and potential liabilities in amounts we believe are adequate, including news media liability, general liability, property liability,

worker’s compensation and employment practices liability. We also attempt to manage our risk of liability through contractual indemnification provisions with our licensors, licensees and other business partners.

Our operating results could be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by us or where the indemnifying party does not fulfill its indemnification obligations to us.

Competition

We face competition in all of our operations. Some of our strongest competitors in production services and network operations include Andrita Studios, Crawford Atlanta, Globecast, Comcast Media Center and OlympuSat. Our ¡Sorpresa! network competes for viewers and revenues with other Spanish and English-language cable networks. Some English-language networks produce Spanish-language children’s programming and simulcast certain programming in English and Spanish like Nickelodeon and Disney. Other programmers include Telemundo’s Qubo, Discovery Kids En Español and V-Me, which is a for-profit company that has obtained distribution through the digital spectrum of multiple PBS affiliates.

The level of competition has grown quickly in recent years and is expected to further increase in the future. Our competitive advantage will depend on:

•	The continued distribution growth of ¡Sorpresa! with cable and DBS operators

•	The network’s ability to attract advertisers

•	The ability to acquire and/or produce original programming to attract a broader audience

•	The ability to offer advanced technological services (e.g. HDTV) to our Network Operations customers

•	The ability to attract customers to utilize our facilities for production services

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

Employees

As of December 31, 2007, Juniper Content had 36 full-time employees, 2 of whom are executive officers.

Our employees are not represented by any unions, nor is the Company otherwise subject to any collective bargaining agreements. We have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Risks Associated with Our Business

Risk Factors Specific to the ¡Sorpresa! Network Revenue

We may not be successful in securing sufficient distribution of the ¡Sorpresa! network.

Typically, cable and satellite carriage is secured by independent networks, such as the ¡Sorpresa! television network, through arm’s-length affiliation agreements with cable and satellite operators, in exchange for the network’s barter of in-network advertising inventory and the system provider’s payment of subscriber fees to the network. We rely exclusively on agreements with third party cable system operators and plan to secure carriage on DBS services to distribute ¡Sorpresa! to potential viewers. As of December 31, 2007, ¡Sorpresa! had approximately 987,000 subscribers and with our launch on Liberty Cablevision of Puerto Rico on January 1, 2008, we exceeded our 1 million subscriber milestone. However, if we cannot achieve sufficient distribution of ¡Sorpresa!, we will not be able to generate sufficient revenues to support our ¡Sorpresa! operations.

The affiliation agreements typically provide for payment to us based on each subscriber that receives the ¡Sorpresa! network. In most cases, the agreements also usually include ‘‘most favored nation’’ (‘‘MFN’’) clauses, which obligate ¡Sorpresa! to offer the operator any more favorable economic terms we negotiate with any other MSO. Although the affiliation agreements currently provide for payments of subscriber fees to us, we may determine in the future that it is in our best interest to enter into new affiliation agreements or adjustments to existing agreements that will trigger the MFN clauses of the existing affiliation agreements, thereby reducing or eliminating altogether the revenue received from subscriber fees under some or all of the existing affiliation agreements.

We may not be successful in promoting the availability of ¡Sorpresa! to potential viewers in markets where we have secured carriage for the network.

Because the fees that we charge advertisers to advertise on ¡Sorpresa! are based on the number of potential viewers once we have secured carriage for ¡Sorpresa! in a given geographic market, we must create viewer awareness that ¡Sorpresa! is available on local cable systems or national satellite services. Customarily, startup television networks create such awareness through advertising on television, radio, internet, outdoor (billboards, bus shelters and other signage) and print, as well as by sponsoring special local promotions. Moreover, ¡Sorpresa! is focused on a specialized demographic group targeting Hispanics between the ages of 2 and 17. Because the ability of advertising and promotional campaigns to influence television viewing behavior is unpredictable, and our ability to address ¡Sorpresa!’s target viewers and their parents limits the available media through which we effectively reach our target audience, we can offer no assurance that our advertising and promotion efforts will successfully create awareness of ¡Sorpresa! among its target viewers.

We may not be successful in programming ¡Sorpresa! with a mix of programming that appeals to a sufficient number of viewers.

¡Sorpresa!’s ability to attract advertisers and advertising agencies depends on its ability to attract a sufficiently large, consistent audience. Typically, a television network develops a consistent audience by offering popular programming that appeals to an audience that views network programming on a regular, repeat basis. Because the appeal of any specific television programming is inherently subjective and unpredictable, maintaining a schedule of programming that consistently attracts a sufficiently large audience is challenging for any television network. As we have no historical experience offering a programming schedule that has been accepted by a sufficiently large audience, we can offer no assurance that our programming will have sufficient appeal to its potential audience to generate a large enough audience to attract advertisers that will purchase advertising time on the network or to pay advertising rates that are sufficient to support our operations.

We may be unsuccessful in generating sufficient advertising revenue to sustain profitable operations.

Our primary source of revenue from network operations will be the sale of on-air advertising inventory. However, even if we are successful in securing distribution of ¡Sorpresa! to a sufficient number of Hispanic television households and, in fact, draw a significant number of viewers, we may not generate sufficient revenue to support operations due to factors outside of our control. First, as we are the first Hispanic children’s television network, there is no established market for advertising inventory in Spanish-language children’s programs. Thus, the rates that advertisers are willing to pay to advertise on ¡Sorpresa! may be less than we anticipate based on advertising rates for other television programming. Second, fluctuations in the value of television advertising inventory based on factors such as general macroeconomic conditions, the relative scarcity of advertising inventory across all media outlets and the perceived effectiveness of television advertising, may have a negative effect on the rates we can charge for advertising on ¡Sorpresa!. Finally, the effectiveness of our efforts to efficiently manage our advertising inventory will be materially affected by our ability to develop or retain an effective advertising sales organization. Because the factors outside of our control may not develop in a manner that will favor us, and/or we may not succeed at developing or retaining an effective advertising sales organization, we cannot offer any assurance that we will generate sufficient revenues from advertising sales to support our ¡Sorpresa! operations.

Proposed changes to regulations affecting the television industry in the United States may create incentives for cable systems to displace or refuse carriage for ¡Sorpresa! or to demand carriage fees in excess of our ability to pay.

Most cable systems in the United States have the technological capacity to offer hundreds, even thousands, of channels of programming to their subscribers. Two current aspects of FCC regulation promote cable systems’ carriage of independent programming. First, there are limitations on the percentage of program services under common control that any owner of MSOs may carry on its systems (‘‘cross-ownership’’). Second, under the FCC’s ‘‘Must Carry’’ rules, full power local over-the-air television broadcasters (‘‘Broadcast Licensees’’) may compel carriage of only one digital broadcast program channel by each cable system in such Broadcast Licensee’s designated market area (‘‘DMA’’). The FCC is currently reviewing both the cross-ownership rules and whether the Must Carry rules should be extended to Broadcast Licensees’ additional digital programming services. In these proceedings, the cable industry is advocating a repeal or loosening of the cross-ownership rules, while the broadcast industry is aggressively advocating modifications to the Must Carry rules that would require cable systems to carry multiple channels of each broadcasters’ programming services. If the cross-ownership rules are repealed or loosened, it is likely that program services under common control with MSOs will consume a larger percentage of cable system channel capacity, thus reducing the availability of carriage capacity for, and subscription fees paid to, independent networks such as ¡Sorpresa!. If the Must Carry rules are modified to require cable systems to carry more program services originated by Broadcast Licensees, such broadcast services will consume a larger percentage of cable system channel capacity, thus reducing the availability of carriage capacity for, and subscription fees paid to, independent networks such as ¡Sorpresa!.

Major Hispanic television companies may enter the market for children’s programming with adverse competitive effects on the ¡Sorpresa! network.

¡Sorpresa! was the first Spanish-language television network to offer programming to children in the United States on a 24/7 basis. However, Hispanic programming in the United States is currently dominated by two major media companies, Univision and Telemundo (a division of NBC − Universal), and, to a lesser extent, TV Azteca (collectively, the ‘‘Major Programmers’’). Together, the Major Programmers offer Spanish-language broadcast and cable services that reach nearly 100% of the U.S. Hispanic market. New entrants such as Telemundo, in conjunction with ION Media Networks, launched a children’s programming service named Qubo, and a percentage of this programming is in Spanish. Another new entrant is V-Me, which launched with a number of PBS local stations as affiliates. V-Me is broadcast as a multicast programming service, and is available on Dish Network and DirecTV as well as digital/basic cable in many largely Hispanic communities across the United States. As the Major Programmers and other programmers continue to enter the children’s market in a material way, such competition could have a negative impact on ¡Sorpresa!’s market position. Competition from one or more of the Major Programmers and other programmers could (i) increase our cost of licensing third party programming; (ii) require us to increase spending on original production in order to achieve production values that could compete with Major Programmer services; (iii) increase competition in the market for creative talent (e.g. producers, writers, actors and other on-air talent), resulting in either increased costs to us or our inability to secure the highest quality creative talent; (iv) create competition between us and Major Programmers for limited cable and satellite carriage capacity; and (v) increase competition for advertising revenue by offering advertisers more options for their media buys.

The emergence of non-traditional digital modes of distributing television programming is likely to erode the size of the cable television audience.

Recently, a number of services offering motion picture and television programs through non-traditional means, primarily the internet and private addressable set-top boxes (collectively the ‘‘Alternative Distribution Systems’’), have been launched. It is anticipated that many more Alternative Distribution Systems will be available in the near future, offering significant competition to cable and DBS services for viewers. The Alternative Distribution Systems allow viewers to select, view and store programming over the internet without receiving a terrestrial broadcast signal or subscribing to a cable or DBS service. While we plan to make ¡Sorpresa!’s programming and other content available over a number of Alternative Distribution Systems, there is no established business model for programmers of Alternative Distribution Systems to generate revenue associated with users’ consumption of programming, and no sustainable business model may ever be developed. At the same time, Alternative Distribution Systems will likely erode the aggregate audience for traditional forms of television, thus reducing the overall audience viewing ¡Sorpresa! on cable and satellite television. Such a reduced television audience is likely to have an adverse effect on the rates that we can charge advertisers for network advertising inventory.

Risks Related to our Production Services Revenue

Competition in the production services arena may impair our ability to generate revenue from providing production services.

Our video production facility and services revenue is largely based on offering soundstage rental, production equipment, post-production equipment and services to producers of video content. These services are largely perceived as commodity services by our clients. Accordingly, competitors with lower real estate costs and/or depreciated equipment may be able to offer competitive services and facilities at lower cost than we currently offer, thus impairing our market share and/or requiring us to reduce our fees for facilities and associated services. If competitors are able to offer comparable facilities and services at lower cost than our current rates, our income from offering production facilities and services may decline.

Increases in regional or local tax incentives in jurisdictions other than Texas may draw production activities away from the Dallas-Fort Worth market, reducing demand for our production facilities.

Many U.S. state and international jurisdictions offer significant tax related incentives to motion picture and television producers who produce programs within the incentive-granting jurisdiction. These incentives can be offered in the form of a tax credit, deduction or abatement based on the amount spent locally by a producer in a given jurisdiction or in the form of interest-free loans to producers. If the number of jurisdictions offering such incentives increases, or if the level of incentive in jurisdictions offering incentives were to increase, such programs could attract production activity that would otherwise occur in the Dallas-Fort Worth area. If enhanced or additional production incentives in jurisdictions other than Texas were to have the effect of reducing production activity in the Dallas-Fort Worth area, such a reduction in production activity would likely reduce the demand for and revenue generated by our production services activities.

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

Risks Relating to our Network Operations Center Revenue

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

Risks Relating Generally to our Business and Financial Condition

We have historically had recurring losses from operations and currently have a large accumulated deficit. We may never achieve and maintain profitability.

From July 2003, when Firestone began to operate its business, through December 31, 2006, aggregate net losses of $9,912,585 were incurred. For the year ended December 31, 2007, we had a net loss of $6,324,348. At December 31, 2006, the Company had accumulated earnings of $179,431 and at December 31, 2007, the Company had accumulated a deficit of $6,144,918. Net worth was $12,781,320 and $14,029,667, at December 31, 2006 and 2007, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

We may need to raise additional funds in the near future.

As of December 31, 2007, we had cash and cash equivalents of $5.3 million. Our capital requirements continue to be adversely affected by our inability to generate positive cash flow from operations. On February 29, 2008 and March 18, 2008, we received approximately $2.2 million of net proceeds from the sale of our Senior 7% Convertible Series A Preferred Stock and warrants. While we believe we will have sufficient working capital to fund our current operations through the first quarter of 2009, we will need to seek additional financing at some time after December 31, 2008 if our operations do not begin to generate positive cash flow. Accordingly, we continually explore and analyze potential sources of additional financing. If we continue to be unable to generate cash from operations and are unable to find sources of funding, our liquidity and operations will be adversely affected.

Our business is currently dependent upon just a few customers and client industries, the loss of any of which could be materially adverse to our financial condition and future prospects.

At December 31, 2007, three customers accounted for approximately 34%, 8% and 8% respectively, of the accounts receivable balance on the accompanying consolidated balance sheet. The loss of, and the failure to replace, any significant portion of the services provided to any significant customer has had, and in the future could have, a material adverse effect on our financial health. Furthermore, we derive much of our revenue from services provided to the cable television and television production industries. Fundamental changes in the business practices of any of these client industries could cause a material reduction in demand by our clients for the services offered by us. Factors that could impact television advertising and the general demand for original entertainment content include the growing use of personal video recorders and video-on-demand services, continued fragmentation of the marketplace and competition for the attention of television audiences.

We are dependent on our key personnel.

Our success depends substantially on the performance of Stuart B. Rekant, our Chairman of the Board and Chief Executive Officer, Herbert J. Roberts, our Senior Vice President, Chief Financial Officer and Secretary, and our other key personnel. Although each of them has substantial experience in relevant areas, we cannot assure you that their prior experience will be beneficial to our success. Moreover, our future success depends in part on our ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. The loss of services of either of these two officers or our inability to attract and retain other personnel could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our outstanding warrants and options may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2007, we had outstanding Class W Warrants to purchase 3,745,000 shares of common stock, Class Z Warrants to purchase 3,745,000 shares of common stock, an option to purchase 12,500 Series A Units and/or 62,500 Series B Units, which if exercised, will result in the issuance of an additional 250,000 warrants, and plan and non-plan options to purchase a total of 862,000 shares of common stock. On February 29, 2008 and March 18, 2008, we issued 690.625 shares of Senior 7% Convertible Series A Preferred Stock, initially convertible into 690,625 shares of common stock, and five-year warrants to purchase an aggregate of 690,625 shares of common stock in a private placement. We also issued five-year warrants to purchase an aggregate of 96,688 shares of common stock to the investor in the private placement as a rebate on the purchase price of the preferred stock and warrants. Moreover, as a result of the Merger Agreement, we may issue an additional 500,000 Class W Warrants and 500,000 Class Z Warrants if Firestone achieves certain milestones in 2008. To the extent the Preferred Stock is converted or these warrants and options are exercised, additional shares of our common stock will be issued, which, in addition to any capital raised through such exercises, will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Stuart B. Rekant, 12K, LLC, Varina Knight Mason Testamentary Trust II, Kimball Firestone, Leonard L. Firestone and Bert Getz, Jr. are parties to a voting agreement entered into in connection with our merger with Firestone. Additionally, Raymond K. Mason, Bert Getz, Jr., Stuart B. Rekant and Steven G. Chrust are parties to a voting agreement entered into in connection with our sale of Preferred Stock and Warrants in February 2008. Each respective agreement calls for each party to vote for the others’ designees to the Board of Directors through director elections in 2009. Collectively, the individuals that are party to the two voting agreements own 63.2% of our outstanding voting stock. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

We may not be able to manage our growth effectively.

If we experience rapid growth in our operations, it will place a significant strain on our managerial, operational and financial resources. In order to manage our growth, we must continually adjust managerial controls, procedures and systems. Our success will depend upon our ability to expand, train and manage our work force, and others who provide services for us. We cannot assure you that we will be able to do this effectively.

ITEM 2.    DESCRIPTION OF PROPERTY

We maintain our executive offices at 521 Fifth Avenue, Suite 822, New York, New York 10175, where we lease approximately 3,500 square feet of office space pursuant to a lease that expires in May 2012. The fixed rent for the premises is approximately $185,000 per annum.

Firestone operates offices and production facilities in a 25,000 square foot state-of-the-art, fully digital Network Operations Center in a building located at 6125 Airport Freeway, Fort Worth, Texas 76117 under a lease from an entity affiliated with Raymond K. Mason, our Vice Chairman, that expires in January 2012. An additional 18,000 square feet in the building are available for sublease by Firestone. The lease provides for annual rent of $210,310 and allows us to renew the lease for a five-year term, at our option, at an annual rent equal to that during the first five-year period increased by the same percentage as the consumer price index increases during the first five-year period. We also have a right of first negotiation if the owner desires to sell the property.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From our inception to January 2007, our Series A Units, Series B Units, common stock, Class B common stock, Class W warrants and Class Z Warrants were traded on the Over-the-Counter Bulletin Board (‘‘OTCBB’’) under the symbols JNPPU, JNPPZ, JNPPA, JNPPB, JNPPW and JNPPL, respectively. In connection with our acquisition of Firestone, our Class B common stock converted into common stock on a one-for-one basis and ceased trading as of January 22, 2007. We also changed our name to Juniper Content Corporation. Thereafter, our Series A Units, Series B Units, common stock, Class W Warrants and Class Z Warrants traded on the OTCBB under the symbols JNPCU, JNPBU, JNPC, JNPCW and JNPCZ, respectively. In January 2008, the Series A Units and Series B Units became separable into their component pieces on a mandatory basis and ceased trading. The following table sets forth the range of high and low closing bid prices for the Series A Units, Series B Units, common stock, Class B common stock, Class W Warrants and Class Z Warrants for the periods indicated during the last two fiscal years. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Series A Units**		Series B Units**		Common Stock		Class B Common Stock		Class W Warrants		Class Z Warrants
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low
2008:
First Quarter*	2.23	2.15	1.80	1.80	1.05	0.75			0.07	0.04	0.10	0.07
2007:
Fourth Quarter	4.02	2.00	3.80	1.50	1.85	0.40			0.09	0.05	0.16	0.06
Third Quarter	8.05	4.50	6.25	3.95	2.95	1.85			0.26	0.09	0.35	0.16
Second Quarter	9.50	8.60	7.00	6.25	3.00	2.88			0.35	0.26	0.40	0.27
First Quarter	12.30	8.20	11.10	6.50	3.87	2.90	5.33	3.80	0.41	0.24	0.52	0.27
2006:
Fourth Quarter	8.05	6.00	11.50	10.30	N/A	N/A	5.28	5.07	0.33	0.23	0.39	0.22
Third Quarter	11.25	8.00	10.80	10.55	3.60	2.20	5.10	5.04	0.36	0.29	0.42	0.29
Second Quarter	12.10	11.15	11.60	10.80	4.00	3.05	5.15	5.08	0.56	0.33	0.62	0.40
First Quarter	11.75	9.60	11.25	10.25	3.35	2.42	5.13	4.92	0.54	0.39	0.56	0.38

*	Through March 12, 2008.
**	Series A and Series B Units ceased trading on January 30, 2008.

Holders

As of March 11, 2008, there were 62 holders of record of our common stock, 28 holders of record of our Class W Warrants and 28 holders of record of our Class Z Warrants.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends on our common stock in the future will be at the discretion of the Board of Directors contingent upon our revenues and earnings, if any, capital requirements and general financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, the Board does not anticipate declaring any dividends on our common stock in the foreseeable future.

Our Senior 7% Convertible Series A Preferred Stock is entitled to cumulative dividends, compounded annually, at a rate of 7%, payable in cash or in additional shares of preferred stock,

commencing January 1, 2010. Until such date, no dividends shall be paid and no dividends will accrue. Dividends on the Preferred Stock are payable prior to the payment of any dividends on, redemption of, or repurchase of, any of our other capital stock.

Recent Sales of Unregistered Securities

We did not effect the sale of any unregistered securities during the fourth quarter of 2007.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-KSB for the year ended December 31, 2007. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘estimate’’ and ‘‘expect’’ and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements.

Business Overview

Juniper Content Corporation (‘‘Juniper Content’’ or the ‘‘Company’’) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. The Company owns and operates ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish. We also provide satellite uplink services for network distribution and production facilities and services for program production.

The Company intends to establish ¡Sorpresa! as the leading brand for Hispanic children and their families, building upon ¡Sorpresa!’s current status in children’s programming to secure a significant position in the expanding U.S. Hispanic media marketplace. In addition, the Company plans to acquire niche content providers to allow us to participate in the accelerating growth of digital media and expand our operations and infrastructure through acquisitions of media and entertainment businesses that offer significant market potential.

Juniper Content was formed on February 3, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On January 19, 2007, Juniper Content consummated a merger with Firestone Communications, Inc. (‘‘Firestone’’), in which Firestone became its wholly owned subsidiary pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’), among Juniper Content, Firestone and certain stockholders of Firestone (the ‘‘Merger’’). At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of Juniper Content’s common stock, 125,000 of Class W Warrants to purchase 125,000 shares of common stock and 125,000 of Class Z Warrants to purchase 125,000 shares of common stock. The warrants issued in the Merger were identical to the warrants issued in Juniper Content’s initial public offering. A valuation of the purchase of Firestone, based on information provided by the Company’s management, was conducted by an independent third party and completed during the fourth quarter of 2007 as part of our year-end audit. The final valuation at January 19, 2007 of net tangible and intangible assets acquired in the transaction was approximately $16.0 million and assumed liabilities of $7.8 million for net purchase price of $8.2 million for Firestone.

We believe there are a number of factors that may impact our business. Among them are (i) the growth of the Hispanic television audience; (ii) available capacity of cable and satellite systems and their desire to carry more channels; (iii) increased spending on advertising targeted at the Hispanic market; (iv) migration of the television audience to the internet and other digital platforms; and (v) increasing use of the internet by Hispanic households.

However, the growth of the Hispanic television audience and increased channel capacity offers us the opportunity to secure distribution of ¡Sorpresa! on more cable and satellite systems, and attract more viewers in each market where the service is available. If we are successful in capitalizing on these opportunities, we will increase our audience and the value of our advertising inventory, which, coupled with industry wide increases in Hispanic advertising spending, is likely to increase our advertising revenues in the future. Although exploiting these advertising opportunities will require us to incur additional expenses associated with engaging internal staff and outside advertising sales organizations, these expenses are controllable and are incremental relative to the potential for increased revenue.

Operational Overview

We have made significant progress since our Merger with Firestone in January, 2007: building our management team and infrastructure, enhancing our programming efforts, significantly increasing our cable distribution and advertising sales capabilities, as well as furthering awareness of the ¡Sorpresa! brand. In 2007, the Company focused on positioning ¡Sorpresa! for long term growth by putting in place a competitive programming schedule, developing and implementing new marketing initiatives with cable operators, and intensifying our outreach to advertising agencies and marketers while substantially increasing the number of subscribers that receive ¡Sorpresa!. We believe these efforts will allow us to better access Hispanic advertising spending which continues to outpace the general market. According to the U.S. Census, the Hispanic demographic is the fastest growing segment in the U.S., currently comprising approximately 15% of the total population, with 1 in 4 under 14 years of age. While these numbers are rising, AdWeek reports that Hispanics are still under-indexed, with only 3.3% of ad dollars being spent on 14.7% of the population in 2007.

On January 1, 2008, with our launch on Liberty Cablevision of Puerto Rico, we gained approximately 77, 000 subscribers and surpassed our initial subscriber milestone. We now have more than 1 million subscribers in 21 out of the top 25 Hispanic Designated Market Areas (‘‘DMAs’’), having affiliation agreements with all the major multiple service operators (‘‘MSOs’’) including Time Warner, Cablevision and Comcast. The network was also launched on 31 other new systems during 2007 and enjoyed an average annual monthly growth rate of 2.7%. ¡Sorpresa! had over 987,000 subscribers at year end, having grown its subscriber base on average by 41.6% year over year.

Subscriber Information

	2007	2006	Change	%
Year End Subscribers	987,028	713,979	273,049	38.2%
Average Number Subscribers	850,504	600,502	249,984	41.6%
Compounded Monthly Growth	2.7%	3.2%

Late last year, we inaugurated ¡Sorpresa!’s new tagline – el mundo que imaginas – the world you imagine. We also reinforced our competitive position by refreshing the network’s channel lineup with high quality programming from internationally recognized producers and distributors, and created a new look and feel for the network which was launched on-air and on our website, SorpresaTV.com in February, 2008. SorpresaTV.com currently targets Hispanic children ages 6-11 and features ¡Sorpresa! network programming along with games and user generated content. The Company plans to expand its target demographic to include Hispanic preschoolers and their parents as well as 6-11 year-olds to become the destination of choice for this category, becoming both a revenue generator and a platform for the extension of the ¡Sorpresa! brand.

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

We earn subscription revenue from MSOs that carry ¡Sorpresa! programming, under the agreements between the MSOs and the Company. While an MSO agreement governs the terms and conditions between the Company and the MSO’s cable systems, each local cable system that is part of an MSO independently makes the decision to distribute ¡Sorpresa!. The individual cable systems also determine how ¡Sorpresa! is packaged with other cable programming, in turn determining the number of subscribers to which it is made available. ¡Sorpresa! is either bundled with other program channels in tier services, which are available to tier subscribers who pay additional fees for tier programming, or may be offered as one of a cable system’s basic program channels, which are included to all system subscribers who pay for basic cable service. In U.S. markets, ¡Sorpresa! is typically offered in Hispanic tier packages. In Puerto Rican markets, ¡Sorpresa! is typically offered as part of basic cable service. The MSO agreements provide for monthly subscriber fees with annual rate increases. Usually, an agreement provides for an introductory free carriage period in which no subscriber fees are paid to us for the free period following the system’s launch of ¡Sorpresa!. MSOs calculate the number of subscribers for which fees are paid each month by averaging the subscriber count at the beginning and ending of each month.

These affiliation agreements typically provide for payments to us based on each subscriber who receives the ¡Sorpresa! network. The agreements also usually include ‘‘Most Favored Nation’’ (‘‘MFN’’) clauses which obligate us to offer the operator any more favorable economic terms we negotiate with any other MSO. Although the affiliation agreements currently provide for payments of subscriber fees to us, we may determine in the future that it is in our best interest to enter into new affiliation agreements or adjustments to existing agreements that will trigger the MFN clauses of the existing affiliation agreements thereby reducing or eliminating altogether the revenue received from subscriber fees under some or all of the existing affiliation agreements.

We earn advertising revenue from the sale of advertising inventory on ¡Sorpresa! and its Digital Community. Historically, ¡Sorpresa! advertising revenue has been generated primarily from direct response spots, per inquiry advertising and infomercials. We believe the growth of advertising revenue will result from increased distribution of the network. The rates that we can charge for advertising inventory depend upon a number of factors including audience size, advertiser and agency budgets and the relative strength or weakness of rates in the general advertising market. The market for children’s advertising is subject to seasonal variations with a substantial portion of overall advertising placed in the third and fourth quarters.

Digital media revenue is recognized each month as advertisements are aired. It consists of the fees earned by the placement of advertisements on the ¡Sorpresa! website and fees earned from third parties to license the Company’s content on their digital platforms. The rates for advertising are set at the time of the digital advertisement purchase. The fees received for distribution of content are defined by the content license agreements. The license agreements are typically for a period of one year.

Network Operations:    We earn fee income from third party customers to whom Juniper Content provides uplink facilities and related services for the distribution of network television programming to cable systems, direct broadcast satellite (‘‘DBS’’) services and broadcasters throughout the United States. These arrangements typically are subject to long-term agreements that range in term from one to ten years, and require customers’ payment of monthly fees in advance of service. Other services are offered to short-term customers, such as occasional users of satellite bandwidth, uplink or downlink services.

We were notified by one of our third party network origination clients of their intent not to renew their contract on a long-term basis. They are now utilizing our services on a month-to-month basis which is expected to continue through some time in the second quarter. The Company is pursuing additional network origination clients.

Production Services:    We earn production services revenue from third party television and advertising customers to which we provide video and audio production, post-production, remote production and studio rental services. Production service engagements typically range from a period of a few days to three months or more in length.

Expense Overview

Operating Expenses:    Operating expenses consist primarily of programming acquisition and licensing fees, satellite bandwidth, tradeshow costs, compensation and related fringe benefits paid to departmental personnel. We plan to use independent contractors and producers to provide services on a project basis where appropriate in an effort to avoid build-up of overhead infrastructures.

Advertising Expenses:    Advertising expenses consist primarily of costs due to public relations and marketing consultant fees, market research, on-air branding, compensation and related fringe benefits, and travel costs in the marketing department. Advertising costs are expected to grow significantly over current expenditures as we implement a new marketing strategy. The strategy to enhance awareness of Juniper Content and its ¡Sorpresa! network includes increased emphasis on publicity, promotions, tradeshows, our website and the engagement of internal staff and sales organization.

Selling, General and Administrative Expenses:    Selling, general and administrative expenses consist primarily of costs related to corporate and ad sales personnel, occupancy costs, general operating costs, and corporate professional fees such as legal and accounting fees. Selling, general and administrative costs are expected to grow with increases consisting primarily of the addition of new internal staff and the costs of professional services due to public company reporting requirements.

Depreciation and Amortization Expense:    Depreciation and amortization expenses consist of the current year’s use of the tangible and intangible assets that were obtained in the merger of Firestone as calculated by using a straight-line method over the estimated useful lives of the assets. Tangible assets consist of broadcast, studio and office equipment located in our facilities. Intangible assets consist of the values associated with our MSO’s and other clients’ contracts, trademark, employment contracts, and the favorable terms on our related party’s facility lease.

Results of Operations

Years ended December 31, 2007 and 2006

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Revenues	$2,224,803	$—
Expenses
Operating	2,902,840	—
Selling, general and administrative	5,655,508	469,269
Advertising	443,694	—
Depreciation and amortization	2,900,115	—
Operating loss	(9,677,354)	—
Net income (loss)	$(6,324,349)	$164,270

Revenues:    We were a specified purpose acquisition company until our Merger with Firestone on January 19, 2007, and as such there were no sales in 2006 or prior to consummation of the Merger in 2007. Revenue during the year ended December 31, 2007 was $2,224,803. We are a programming service business which derives its revenue from three related revenue streams: Television Network (52%), Network Operations (48%), and Production Services activities (less than 1%).

Expenses:    Total expenses equaled $11,902,157 for the year ended December 31, 2007 as compared to $469,269 for the year ended December 31, 2006. Prior to the Merger, such expenses consisted of our efforts to identify targets for potential acquisition during our operations as a specified purpose acquisition company.

Operating expenses were $2,902,840 for the year ended December 31, 2007. We had no sales prior to consummation of the Merger, therefore we had no corresponding operation expenditures during the year ended December 31, 2006. Such expenses during 2007 consisted primarily of programming acquisition and licensing fees, satellite bandwidth, tradeshow costs, compensation and related fringe benefits paid to departmental personnel associated with operations.

Advertising expenses were $443,694 for the year ended December 31, 2007 with no corresponding expenses prior to the merger. Such expenses during 2007 consisted primarily of costs due to public relations and marketing consultant fees, market research, on-air branding, compensation and related fringe benefits, and travel costs in the marketing department.

Selling, general and administrative expenses equaled $5,655,508 during the year ended December 31, 2007 as compared to $469,269 during the year ended December 31, 2006. These expenses consisted primarily of costs for compensation and related fringe benefits paid to personnel and directors of $3,112,057, expenses associated with shared-based compensation of $465,481, audit/accounting fees of $425,887, facility/office lease of $332,736, legal fees of $306,337 and recruitment fees of $227,871. During the year ended December 31, 2006, selling, general and administrative expenses consisted of $30,250 related to Delaware franchise tax, $90,000 related to an administrative services agreement with an affilliate of our Chief Executive Officer and one of our directors, $155,270 of professional fees, insurance expense of $86,792 and other expenses of $106,957.

Depreciation and amortization expenses equaled $2,900,115 during the year ended December 31, 2007. Depreciation expense on fixed assets was $453,289. Amortization of intangible assets acquired in the Merger was $2,446,826.

Other Income (Expense):    Other income (expense) was $143,068 and $719,539 during the years ended December 31, 2007 and 2006, respectively. Income during the year ended December 31, 2006 was attributable to interest income from investments held in a trust account. Other income during the year ended December 31, 2007 relates primarily to interest income from investments and cash and cash equivalents offset by interest expense of $228,408.

Provision (Benefit) for Income Taxes:    The provision (benefit) for income taxes during the years ended December 31, 2007, and 2006 was ($3,209,938) and $86,000, respectively. During the year ended December 31, 2007, we recognized a (benefit) for income tax of ($3,209,938) for the current year net operating loss as it partially offset the deferred tax liability associated with certain assets acquired in the Merger. During the year ended December 31, 2006 the provision for income tax was due to taxable income associated primarily with interest income generated from investments held in a trust account.

Liquidity and Capital Resources

Long-Term Debt

As part of the Merger, the Company assumed a $2,998,678 principal amount loan of Firestone, which is due to a former shareholder of Firestone and one of the Company’s current shareholders (the ‘‘Loan’’). The Loan remains non-recourse to the ¡Sorpresa! network and related programming assets and services and to Juniper Content. The Loan bears interest at 5% per annum and with interest payments commencing January 20, 2007 and continuing through September 1, 2008. Commencing on January 1, 2009 and on the first day of each calendar quarter, we will pay 16 equal installments of principal of $187,417 plus the accrued interest.

As the interest rate associated with the Loan was determined to be a below market borrowing rate for the Company, a debt discount of $441,805 was recorded at the time of the Merger. Such debt discount is being amortized using the effective interest method over the life of the loan. During the year ended December 31, 2007, we recognized $228,408 of interest expense on the Loan which included $85,712 of amortization of debt discount which was recognized as interest expense on the accompanying consolidated statement of operations.

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

Liquidity Assessment

Since the consummation of the Merger, the Company has incurred significant operating and net losses and has not generated positive cash flow from operations.

At December 31, 2007, the Company had cash and cash equivalents of approximately $5.3 million compared to $15.5 million at December 31, 2006. This $10.2 million decrease in cash is primarily attributable to the acquisition of Firestone, the Company’s working capital needs and the payment of the conversion amount to those Class B stockholders that voted against the Merger. On February 29, 2008 and March 18, 2008, the Company received total gross proceeds of approximately $2.2 million in a private placement for the sale of 22.1 units that represents an aggregate of 690.6 shares of Senior 7% Convertible Series A Preferred Stock initially convertible at $3.20 into 345,312 shares of common stock, and five-year warrants to purchase an aggregate of 345,313 shares of common stock. While we believe we have sufficient working capital to fund our current operations through the first quarter of 2009, we will need to seek additional financing if our operations do not begin to generate positive cash flow. However, should circumstances warrant, management believes it could reduce or delay certain variable or discretionary costs to help meet its working capital needs. In addition, we are continually exploring and analyzing potential areas of additional financing.

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

During the years ended December 31, 2007 and 2006, net cash used in operations were $6,116,438 and $427,100, respectively. During the years ended December 31, 2007 and 2006, net cash used in operations consisted of a net income (loss) of ($6,324,348) and $164,270, respectively; offset by non-cash expenses of $2,900,115 for depreciation and amortization and $465,481 related to share based compensation and $85,712 related to amortization of a debt discount for the year ended December 31, 2007. Areas that gave rise to these non-cash charges are a direct result of the Merger as the only non-cash item in 2006 was the amortization of the discount of the trust fund securities.

Net cash provided by investing activities was $13,974,510 as a result of the release of the proceeds from trust during the year ended December 31, 2007 as compared to net cash of approximately $436,602 spent in investing activities during the same period in 2006.

Net cash used in financing activities during the year ended December 31, 2007 was $2,682,410 and no financing activities occurred in the same period in 2006. The use of cash in financing activities was primarily for the payments of redemptions of certain of our class B common stock to the stockholders who voted against the Merger.

Supplemental Information

Non-Generally Accepted Accounting Principles (‘‘Non-GAAP’’) Basis Financial Information for the Years Ended December 31, 2007 and 2006.

As a result of the Merger with Firestone which occurred on January 19, 2007, we are presenting the statements of operations of Firestone as our predecessor separately. Because we had no material business or operations prior to the Merger date, we are presenting below our results of operations, combined on an arithmetic basis, with those of Firestone for the relevant periods of each company during the years ended December 31, 2007 and 2006. We refer to such combined financial information as being presented on a ‘‘Non-GAAP combined’’ basis and when we refer to ‘‘the year ended December 31, 2007’’ and ‘‘the year ended December 31, 2006’’ in this section, we are referring to the Non-GAAP combined periods. Such Non-GAAP combined financial information only constitutes the arithmetic sums of historical results described above with respect to the period and does not give effect to purchase accounting, interest expense or other pro forma adjustments resulting from the Merger. The Company’s historical financial information for the year ended December 31, 2007 gives effect to purchase accounting adjustments from the date of Merger.

	Historical Firestone For the Year Ended December 31, 2006	Historical Juniper Content Corp. For the Year Ended December 31, 2006	Combined For the Year Ended December 31, 2006 (1)	Historical Juniper Content Corp For the Year Ended December 31, 2007	Historical Firestone Nineteen Days Ended January 19, 2007	Juniper Content Corp For the Year Ended December 31, 2007 (2)	Changes from 2006 to 2007
							$	%
Revenue	$2,399,267	$—	$2,399,267	$2,224,803	$116,692	$2,341,495	$(57,772)	−2.41%
Expenses	4,885,293	469,269	5,354,562	11,902,157	224,704	12,126,861	6,772,299	126.48%
Net income (loss)	$(2,590,225)	$164,270	$(2,425,955)	$(6,324,349)	$(47,337)	$(6,371,686)	$(3,945,731)	162.65%

(1)	Represents, on a Non-GAAP combined basis, the sum of the results of operations of Firestone plus our stand-alone results of operations for the year ended December 31, 2006.
(2)	Represents, on a Non-GAAP combined basis, the sum of the results of operations of Firestone for the nineteen days ended January 19, 2007, plus our consolidated results of operations for the year ended December 31, 2007.

Results of Operations for the Year Ended December 31, 2007 as compared to the Year Ended December 31, 2006

The following discussion sets forth our results of operations for the Year Ended December 31, 2007 as compared to the year ended December 31, 2006.

Revenues

The following summarizes the components of revenue on a Non-GAAP combined basis for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Changes from 2006 to 2007
Revenue	2007	2006	$	%
Television Network	1,208,121	730,796	477,325	65.3%
Network Operations Center	1,127,622	1,599,693	(472,071)	−29.5%
Production Services	5,752	68,779	(63,027)	−91.6%
Total Revenue	2,341,495	2,399,268	(57,773)	−2.4%

Overview

Our total revenue on a Non-GAAP combined basis decreased $57,773 or 2.4% for the year ended December 31, 2007 as compared to the same period in 2006. The overall decrease was primarily driven by reduced Network Operations revenue combined with a reduction in Production Services partially offset by an increase in Television Network revenue.

Television Network Revenue

For the year ended December 31, 2007, Television Network revenue on a Non-GAAP combined basis increased $477,325 or 65.3% as compared to the same period in 2006.

Subscriber revenue accounted for the majority of the increase in Television Network revenue, with $364,533 or 61%, which was reflective of the increase in average number subscribers for the year of 41.6% combined with an increase in rates of 2.4%. The increase in subscribers accounted for 70% of the additional subscriber revenue in 2007 that was reflective of a compounded monthly growth rate of 2.7%. The growth in subscribers was reflective of management’s campaign during the year to market the ¡Sorpresa! network to drive growth within existing systems as well as to generate growth with additional systems. In 2007, we entered into two new affiliate agreements in the Puerto Rican market (one of which launched in January, 2008), and completed the launch of ¡Sorpresa! in 31 additional new systems from existing affiliates.

Advertising revenue on a Non-GAAP combined basis, however, decreased $23,705 or 20% resulting from lower sales of available commercial inventory. The primary driver was a strategic change to the programming time slots made available for sale of infomercials to improve content quality aired on the west coast during prime consumer viewing periods.

Digital media revenue, which was developed in late 2006 through the sale of advertising and program distribution on varied digital platforms, accounted for $141,719 in additional revenue during 2007. In 2007, the primary source of digital media revenue was based on wireless distribution fees, however we believe advertising revenue through digital content will become more significant in the future as we leverage the opportunity in this developing area.

Network Operations Revenue

For the year ended December 31, 2007, network operations revenue on a Non-GAAP combined basis decreased $472,071 or 30% as compared to the same period in 2006 primarily as a result of losing two clients that have not been replaced in 2007. The loss of the two primary clients was a direct result of the client’s financial issues, rather than as a result of service performance issues. We currently manage three networks, one of which is ¡Sorpresa!. One of our third party network origination clients notified us of their intent not to renew their contract on a long-term basis. However, the client is continuing to utilize our services on a short-term basis which is expected to continue through some time in the second quarter. This client accounts for $469,578 of revenue for the year ended December 31, 2007. The Company is pursuing additional network origination clients.

Production Services Revenue

For the year ended December 31, 2007, production services revenue on a Non-GAAP combined basis decreased $63,027 or 92% as compared to the same period in 2006. The revenue in 2006 was primarily for projects contracted for with one client that were not continued in 2007. The amount of revenue earned from this client in 2006 was $68,779 as compared to $5,752 in 2007.

Expenses

Operating expenses on a Non-GAAP combined basis increased $585,101 or 24% for the year ended December 31, 2007 as compared to the same period in 2006. The primary drivers for the increase were salaries, tradeshows, travel, network service and maintenance cost, partially offset by a reduction in production costs. The increased cost in operations’ salary expense of $275,202 or 31% was comprised of additional personnel to promote distribution of both the television network and the digital platforms which were partially offset by the reduction in personnel associated with production services and network operations in direct relation to the reduced production and network operations clients’ needs.

Advertising expenses on a Non-GAAP combined basis increased approximately $421,354 or 1,886% as compared to the same period in 2006 resulting from the implementation of new marketing efforts. Tradeshows and conventions along with travel-related expenses increased by $131,226 which also a contributed to the increased cost for the year. Very little expense was generated in this area in the past. The expenditures in this area are also reflective of the business plan to increase visibility within the industry.

Selling, general and administrative expenses on a Non-GAAP combined basis increased $3,345,215 or 139% for the year ended December 31, 2007 as compared to the same period in 2006. This increase was primarily due to increased marketing, professional fees and expenses associated with the expansion of corporate infrastructure and hiring of new personnel partially offset by reduced bad debt. The increase in headcount with the expanded infrastructure accounted for increased salary expenses and related tax and benefit expense of $2,206,456 or 550% which include $465,481 in share based compensation expense. The implementation of Sarbanes-Oxley compliance for the year resulted in the initial implementation expense of $174,450.

Depreciation and amortization expenses on a Non-GAAP combined basis increased $2,420,629 or 479% for the year ended December 31, 2007 as compared to the same period in 2006. This increase was primarily due to expenses associated with amortization of the intangibles assets related to the Merger of $2,446,826.

ITEM 7.    FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of the Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Stuart B. Rekant	57	Chairman of the Board and Chief Executive Officer
Raymond K. Mason	80	Vice Chairman of the Board
Herbert J. Roberts	53	Senior Vice President, Chief Financial Officer and Secretary
John K. Billock	58	Director
Steven G. Chrust	58	Director
Bert A. Getz, Jr.	40	Director
Richard Intrator	53	Director
Paul Kramer	75	Director

Stuart B. Rekant has been our Chairman of the Board and Chief Executive Officer since our inception. He has also been Chief Executive Officer of Firestone Communications, Inc., our principal operating subsidiary, since January 2007. He is the founder and has served as the Chairman of the Board and Chief Executive Officer of Hidden Treasures, Inc., a private television production company specializing in nonfiction programming, since its inception in October 2001. Mr. Rekant has spent over 30 years in the media and entertainment business with experience as an executive, entrepreneur and producer, having begun his career in the industry in 1975 as an attorney with Columbia Pictures Industries, Inc., and later as an entertainment lawyer in private practice. In 1978, he joined HBO as Director and then became Vice President of Business Affairs for the pay television network. In 1983, he went into the independent film finance, production and distribution business. Mr. Rekant began to focus on nonfiction programming and distribution in 1992 when he established U.S. News Productions, the factual programming unit of U.S. News and World Report, where as its President he developed and executive produced a number of documentary series for cable television. In 1994, Mr. Rekant founded Non Fiction Films Inc., a private documentary production company, where he continued to produce series for cable television. Later that year, Mr. Rekant sold Non Fiction Films to Winstar Communications, Inc., a publicly traded provider of broadband communications services and content, at which time he became President of Winstar New Media Company, Inc., the content arm of Winstar Communications. He served in this position until September 2001 and was responsible for building the unit’s media and information services business through internal development and acquisitions. Winstar New Media Company eventually grew to include: a film and television production and distribution operation; radio production, affiliation and ad sales divisions; Office.com Inc., a joint venture between Winstar Communications and CBS that was a business to business internet portal; and interests in television broadcasting. Mr. Rekant served as Chief Executive Officer of Office.com from 1999 to September 2001. Mr. Rekant received his A.B. from Colgate University and a J.D. from Boston University School of Law.

Raymond K. Mason has served as our Vice Chairman since January 2007 and as a Director of Firestone since July 2003. Mr. Mason has been Chairman of Rebuilding Services, Inc. (since July 1949), Acorn Ventures, Inc. (since August 1998), 12K, LLC (since December 2003) and Connemara Capital Company, LLC (since December 2003), which are private investment companies with investments in real estate, media, financial services, oil and gas and transportation. From 1978 to 1998, Mr. Mason was Chairman, Chief Executive Officer and controlling shareholder of American Banks of Florida, Inc., which was merged into SouthTrust of Alabama, Inc. in 1998. Mr. Mason was the Chairman, President and Chief Executive Officer of The Charter Company, a holding company with investments in financial services, oil and gas marketing and production and insurance, from 1949 to 1987 and served as a director of Florida National Banks of Florida, Inc. from 1960 to 1974. Mr. Mason received a B.A. in Economics from the University of North Carolina in 1949.

Herbert J. Roberts has been affiliated with us since August 2007 and has served as our Senior Vice President, Chief Financial Officer and Secretary since September 2007. From June 2005 to December 2006 and from March 2007 to September 2007, Mr. Roberts served as an operations and financial consultant to companies in the electronics and media industries. From December 2006 to March 2007, Mr. Roberts served as Senior Vice President, Chief Financial Officer and Treasurer of Castle Brands Inc., a marketer of premium branded spirits. From 1999 to June 2005, Mr. Roberts was the co-founder and Chief Financial Officer of Videonet3.com, a provider of engineering and financial advisory services to the cable industry. From 1990 to 1999, Mr. Roberts served as Senior Vice President, Chief Financial Officer and Treasurer of Helicon, a cable television, Internet and telecommunications provider. From 1988 to 1990, Mr. Roberts served as Vice President of Merchant Banking at Prudential Bache Capital Funding. From 1981 to 1988 he served in various positions with CBS, Inc., including Assistant Controller of the CBS Television Network. Mr. Roberts received a B.A. from Queens College and an M.B.A. from New York University.

John K. Billock has served as a Director since January 2007. He served as Vice Chairman and Chief Operating Officer of Time Warner Cable from October 2001 to July 2005. Prior to joining Time Warner’s Cable Division, Mr. Billock had been President of the US Network Group at Home Box Office since 1995 and had been with HBO since 1978. While at HBO, Mr. Billock had been involved in various aspects of its operations including its marketing, distribution, and programming operations. Prior to joining HBO, Mr. Billock served for three years as a product manager with Colgate Palmolive Company where he managed marketing and promotion activities for several consumer products. Mr. Billock received a B.A. from Wesleyan University and an M.B.A. from Boston University.

Steven G. Chrust has served as a Director since March 2008. Mr. Chrust founded Centripetal Capital Partners, LLC, a private equity investment firm, in 2004 and has served as a Senior Principal, Member since that date. He is also Founder and President of SGC Advisory Services, Inc. a financial services company he formed in 1991. He has been a member of the Executive Committee of Alpha Financial Technologies, LLC and a partner in Enhanced Alpha Management, a creator of alternative asset management products and structured instruments, since 2004. Mr. Chrust was the vice chairman and co-founder of Winstar Communications, Inc., a public telecommunications company, and a member of its board of directors from 1994 through December 1998. At Winstar, he was responsible for corporate development, strategic and capital planning and acquisitions. Mr. Chrust began his career in 1970 at Sanford C. Bernstein & Co., a financial institution and is currently a part of Alliance Capital, an AXA company. He became a partner in 1976 and served as its Director of Technology Research. While at Bernstein, he ranked in the top tier of analysts each year for more than a decade (including a first-place ranking in his sector for five consecutive years), as ranked by Institutional Investor. He has testified before Congress on various regulatory matters. He also served as Chairman of the Association for Local Telecommunications Services, the industry association of local carriers. He also has been a featured lecturer at the Harvard Business School. Mr. Chrust is a member of the Association for Investment Management and Research and the New York Society of Security Analysts. Mr. Chrust is a graduate of Baruch College in New York.

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

Richard Intrator has served as a Director since our inception. Since February 2007, Mr. Intrator has been the Chief Executive Officer of Silvercrest Distributors LLC, an investment banking firm. Since July 2004, Mr. Intrator has been the Chief Executive Officer of Philanthria, LLC, a financial services firm providing capital solutions for charities and not-for-profit institutions. From August 2002 through July 2004, Mr. Intrator provided transactional and operating advisory services to Founders Equity, Inc., a private equity firm. From January 2002 to August 2002, Mr. Intrator served as a crisis management consultant to media and entertainment companies. From February 2000 to January 2002, Mr. Intrator served as Executive Vice President of IMAX Corp., a NASDAQ National Market listed entertainment technology company, specializing in large-format and three-dimensional film presentations, and president of IMAX Enterprises, a subsidiary of IMAX Corp., where he was responsible for developing new opportunities for IMAX’s business. From 1997 to 1999, Mr. Intrator served as Managing Director and Head of the Media Investment Banking Group for PaineWebber Incorporated. From 1992 to 1996, Mr. Intrator served as Managing Director and Head of the Media and Entertainment and Communications Group of The Lodestar Group/LSG Advisors, a division of Societe Generale Securities Corporation. From 1986 to 1992, Mr. Intrator served as Senior Vice President of Investment Banking in the Media and Entertainment Group of Kidder, Peabody & Co., Inc. Mr. Intrator received a B.S. from The Wharton School at the University of Pennsylvania and an M.B.A. from Harvard Business School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In August 2005, the Board of Directors adopted a Code of Ethics that applies to our directors, officers and employees and to those of our subsidiaries. This Code of Ethics can be found at www.junipercontent.com.

Audit Committee Financial Expert

The Board determined that, as of December 31, 2007, Paul Kramer is an ‘‘audit committee financial expert’’ (as defined in Item 407(d)(5)(ii) of Regulation S-B). The Board also believes that Mr. Kramer would be considered an ‘‘independent’’ director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Nominating Committee Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Board.

ITEM 10.    EXECUTIVE COMPENSATION

Commencing in July 2005 and terminating in June 2007, we paid Hidden Treasures, an affiliate of Stuart B. Rekant and Paul Kramer, a fee of $7,500 per month for providing us with office and administrative services. Other than this $7,500 per-month fee, no fee or compensation of any kind was paid to any of our executive officers or any of their respective affiliates for the fiscal years ended December 31, 2006 and 2007.

Summary Compensation Table

The following table shows the compensation paid or accrued by us to our principal executive officer and to our most highly compensated executive officers whose total 2007 compensation exceeded $100,000 (collectively, the ‘‘Named Executive Officers’’):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)*	All Other Compensation ($)		Total ($)
Stuart B. Rekant Chief Executive Officer	2007	430,219	95,000	566,983	19,139	**	1,092,202
Herbert J. Roberts Senior Vice President, Chief Financial Officer and Secretary	2007	96,667	75,000	115,086	—		286,753
Robert B. Becker Former Chief Financial Officer and Secretary	2007	371,250	—	—	—		371,250

*	We used the Black-Scholes option-pricing model as our method of valuation for share-based awards granted.
**	This amount represents reimbursements for life insurance payments and an automobile allowance per employment agreement.

Stuart B. Rekant, the Chairman of the Board and Chief Executive Officer, entered into an employment agreement with us, effective upon consummation of the Merger with Firestone on January 19, 2007, providing for Mr. Rekant to be employed as Chairman of the Board of Juniper Content and Chief Executive Officer of both Juniper Content and Firestone. The employment agreement is for a three-year term, subject to earlier termination in certain circumstances. The employment agreement provides for an initial annual base salary of $450,000. The employment agreement also provides for the provision of certain customary (‘‘fringe’’) benefits (such as paid vacation time, reimbursement for reasonable, ordinary and necessary travel and other business related expenses). We have also agreed to reimburse Mr. Rekant up to $5,000 per year for personal term life insurance premiums on policies obtained or maintained by him. The employment agreement contains certain restrictive covenants that prohibit Mr. Rekant from disclosing confidential information and prohibits Mr. Rekant, during the employment term and for a period of one year thereafter, from competing with us.

Mr. Rekant’s agreement provided for the grant to him upon the consummation of the merger of a stock option to purchase 350,000 shares of our common stock. The option became exercisable with respect to 87,500 shares on January 19, 2007 and as to 87,500 shares on January 19, 2008 and will become exercisable (i) with respect to 87,500 shares on January 19, 2009 and (ii) with respect to an additional 87,500 shares on the second business day preceding January 19, 2010 and has an exercise price of $3.80 per share. After a portion of the option becomes exercisable, it shall remain exercisable until the close of business on January 19, 2012.

On September 14, 2007, we entered into an employment agreement with Herbert J. Roberts, providing for Mr. Roberts to be our Senior Vice President, Chief Financial Officer and Secretary. The employment agreement is for a two-year term, subject to earlier termination in certain circumstances. The employment agreement provides for initial annual base salary of $260,000, with an annual bonus of 0% to 50% of his annualized base salary based on his achievement of such objectives as may be specified from time to time by the Board. The employment agreement also provides for the provision of certain customary fringe benefits to Mr. Roberts. Mr. Roberts’ agreement provided for the grant to him of an option to purchase 125,000 shares of our common stock. The option is exercisable in three equal portions commencing on September 14, 2008, 2009 and 2010 and has an exercise price of $1.85 per share. The employment agreement contains certain restrictive covenants that prohibit Mr. Roberts from disclosing confidential information and prohibits him, during the employment term and for a period of six months thereafter, from competing with us.

On January 20, 2007, we entered into a consulting agreement, as amended, with Robert B. Becker Inc. (‘‘Consultant’’), a private consulting company and affiliate of Robert B. Becker, our former Chief Financial Officer and Secretary. The agreement, as amended, provided that Mr. Becker would serve as Juniper Content’s Interim Chief Financial Officer through September 15, 2007 and would thereafter provide consulting services to us through November 30, 2007. We paid the Consultant an aggregate of $371,250 under the consulting agreement.

Outstanding Equity Awards at Fiscal Year End

The following table contains information concerning unexercised options for each Named Executive Officer, outstanding as of December 31, 2007:

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date
Stuart B. Rekant Chief Executive Officer	87,500	262,500	$3.80	3/31/12
Herbert J. Roberts Senior Vice President, Chief Financial Officer and Secretary	—	125,000	$1.85	9/30/12
Robert B. Becker Former Chief Financial Officer and Secretary	—	—	—	—

Director Compensation

The following table contains information concerning compensation of our directors for fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Option Awards*	Total
John K. Billock	$31,000	$21,817	$52,817
Bert A. Getz, Jr.	$37,500	$21,817	$59,317
Richard Intrator	$46,000	$21,817	$67,817
Paul Kramer	$46,000	$21,817	$67,817
Robert L. Allbritton(1)	$24,000	$21,817	$45,817

*	We used the Black-Scholes option-pricing model as our method of valuation for share-based awards granted.
(1)	Mr. Allbritton resigned from the Board in November 2007.

Directors who are employees of ours receive no cash compensation for serving as directors. Except as determined by the Compensation Committee, non-employee directors receive $20,000 per year, paid quarterly, for their services on The Board. They also received $1,000 per meeting for attendance at meaningful, substantive board and committee meetings. The chairman of each of the committees, Audit, Compensation and Nominating, also receive an additional cash amount of $10,000, $5,000 and $2,500, respectively, per year. In addition, we periodically grant our non-employee directors ten-year options to purchase 15,000 shares of our common stock under the 2006 Long-Term Incentive Plan at an exercise price equal to the fair market value at the date of grant.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

At December 31, 2007, we had the following equity compensation plans that provided for the issuance of options, warrants or rights to purchase our securities:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	512,000 shares of common stock	$2.79	88,000 shares of common stock
Equity compensation plans not approved by security holders	350,000 shares of common stock	$3.80	—
Total	862,000 shares of common stock	$3.20	88,000 shares of common stock

As stated above, Mr. Rekant, our Chairman of the Board and Chief Executive Officer, entered into an employment agreement with Juniper Content, effective upon consummation of our Merger with Firestone. Mr. Rekant’s agreement provided for the grant to him upon the consummation of the merger of a stock option to purchase 350,000 shares of our common stock. The option is exercisable at $3.80, (i) with respect to 87,500 shares on January 19, 2007, the closing date of the Merger, (ii) with respect to an additional 87,500 shares on each of the first two anniversaries of the closing date, and (iii) with respect to an additional 87,500 shares on the second business day preceding the third anniversary of the closing date.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares		Percentage
Raymond K. Mason(2)	2,393,645	(3)	42.3%
Steven G. Chrust	1,477,938	(4)	20.3%
Stuart B. Rekant	1,144,225	(5)	16.9%
Bert A. Getz, Jr.(6)	384,930	(7)	6.8%
Robert B. Becker	350,000	(8)	5.9%
Paul Kramer(9)	65,000	(10)	1.1%
Richard Intrator(11)	65,000	(10)	1.1%
John K. Billock	25,000		*
Herbert J. Roberts	0	(12)	0
Millenco, L.P.(13)	903,798	(14)	14.3%
Fir Tree, Inc.(15)	425,100	(16)	7.6%
HCFP/Brenner Securities LLC(17)	400,000	(18)	6.6%
All current directors and executive officers as a group (8 individuals)	5,533,238	(19)	63.2%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following is 521 Fifth Avenue, Suite 822, New York, New York 10175.
(2)	The business address for Mr. Mason is 2022 Hendricks Avenue, Jacksonville, FL 32207.
(3)	Represents (i) 1,786,183 shares of common stock held by 12K, LLC, (ii) 8,454 shares of common stock held by Connemara Capital Company, LLC, of which Mr. Mason is sole manager and member, (iii) 526,132 shares of common stock held by the Varina Knight Mason Testamentary Trust II, of which Mr. Mason is sole trustee and income beneficiary, (iv) 32,876 shares of common stock held by Varina Knight Mason Testamentary Trust II, LLC, of which the only member is the Varina Knight Mason Testamentary Trust II, and (v) 40,000 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants held by 12K LLC, of which Mr. Mason is sole manager and controlling member.
(4)	Represents (i) 690,625 shares of common stock issuable upon conversion of Senior 7% Convertible Series A Preferred Stock held by Juniper Venture LLC and (ii) 787,313 shares of common stock issuable upon exercise of currently exercisable warrants held by Juniper Venture LLC. Mr. Chrust is the Senior Principal of Centripetal Capital Partners, LLC, the manager of Juniper Venture LLC.
(5)	Represents (i) 5,000 shares of common stock held by the Stuart B. Rekant Inc. Profit Sharing Plan QRP, of which Mr. Rekant is the beneficiary, (ii) 175,000 shares issuable upon exercise of stock options, (iii) 50,000 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants owned by Mr. Rekant, and (iv) 914,125 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants owned by Hidden Treasures. As Mr. Rekant is Chairman and Chief Executive Officer of Hidden Treasures, he may control voting and disposition over those shares. Does not include 175,000 shares issuable upon exercise of a stock option that is not currently exercisable and will not be exercisable within 60 days.
(6)	The business address for Mr. Getz, Jr. is 770 Lake Cook Road, Deerfield, IL 60015.
(7)	Represents (i) 71,259 shares of common stock held by Mr. Getz, (ii) 251,067 shares of common stock held by Globe Corporation, of which Mr. Getz, Jr. is Co-Chief Executive Officer, (iii) 15,868 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z Warrants held by Mr. Getz, (iv) 31,736 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z Warrants held by Globe Corporation and (v) 15,000 shares of common stock issuable upon exercise of presently exercisable stock options held by Mr. Getz..
(8)	Represents the 350,000 shares of common stock issuable upon the exercise of presently exercisable Class W warrants and Class Z Warrants.
(9)	The business address of Mr. Kramer is Kramer Love & Cutler LLP, 675 Third Avenue, New York, New York 10017.
(10)	Represents 50,000 shares of common stock issuable upon the exercise of presently exercisable Class W warrants and Class Z Warrants and 15,000 shares of common stock issuable upon exercise of presently exercisable options.
(11)	The business address of Mr. Intrator is 150 East 58th Street, 39th floor, New York, New York 10155.

(12)	Does not include 125,000 shares of common stock issuable upon exercise of a stock option that is not currently exercisable and will not be exercisable within 60 days.
(13)	The business address of Millenco, L.P. is c/o Millennium Management, L.L.C., 666 Fifth Avenue, New York, New York 10103.
(14)	Represents (i) 204,198 shares of Common Stock and (ii) 699,600 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z Warrants. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on January 29, 2007.
(15)	The business address for Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.
(16)	Represents (i) 283,391 shares of common stock held by Sapling, LLC and (ii) 141,709 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. Jeff Tannenbaum is the president of each of Fir Tree, Inc. and Fir Tree Recovery Master Fund, L.P. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2007.
(17)	The business address for HCFP/Brenner Securities LLC is 888 Seventh Avenue, New York, New York 10106.
(18)	Represents 150,000 shares of common stock and 250,000 shares of common stock issuable upon exercise of Class W and Class Z warrants, all of which are issuable upon exercise of a unit purchase option held by HCFP/Brenner Securities LLC.
(19)	Includes (i) 2,451,539 shares of common stock issuable upon the exercise of presently exercisable warrants and stock options and (ii) 690,625 shares of common stock issuable upon conversion of Senior 7% Convertible Series A Preferred Stock. Does not include 300,000 shares issuable upon exercise of a stock option that is not currently exercisable and will not be exercisable within 60 days.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In February 2005, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 812,500 Class W Warrants and 812,500 Class Z Warrants for $81,250 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals and entities set forth below, as follows:

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants
Stuart Rekant	100	25,000	25,000
Robert Becker	0	175,000	175,000
Paul Kramer	0	25,000	25,000
Daniel Burstein	0	25,000	25,000
Richard Intrator	0	25,000	25,000
WS Management, LC	0	80,437	80,438
Hidden Treasures, Inc.	0	457,063	457,062

We entered into a registration rights agreement with each of the individuals and entities above pursuant to which the holders of a majority of their securities will be entitled to make up to two demands that we register these securities (and the shares of common stock underlying such securities). The holders of the majority of these shares may elect to exercise these registration rights at any time after the Merger. In addition, these stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Hidden Treasures, an affiliate of Stuart Rekant and Paul Kramer, made available to us certain office and administrative services, in exchange for which we paid Hidden Treasures the sum of $7,500 per month. Such agreement commenced in July 2005 and was to terminate upon the Merger in January 2007 but we extended the agreement until June 2007.

As part of the Merger, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as required in the Merger Agreement. The previous Loan of $2,998,677, which is due to an affiliate of

Raymond K. Mason, our Vice Chairman of the Board, bears interest at 5% per annum with interest payments commencing January 1, 2009 and continuing quarterly for four years thereafter.

Firestone also leases facilities from an entity affiliated with Mr. Mason pursuant to a lease that expires in January 2012. The lease provides for annual rent of $210,310 and allows us to renew the lease for a five-year term, at our option, at an annual rent equal to that during the first five-year period increased by the same percentage as the consumer price index increases during the first five-year period.

In January 2007, we entered into a consulting agreement, as amended, with Consultant, a private consulting company and affiliate of Robert B. Becker, our former Chief Financial Officer and Secretary. The agreement, as amended, provided that Mr. Becker would serve as Juniper Content’s Interim Chief Financial Officer through September 15, 2007 and would thereafter provide consulting services to us through November 30, 2007. We paid the Consultant an aggregate of $371,250 under the consulting agreements.

In February 2007, we entered into a general advisory agreement and a merger and acquisition advisory agreement with HCFP/Brenner Securities, LLC, a securityholder of ours, pursuant to which HCFP/Brenner Securities provided us with advisory and merger and acquisition services. These agreements expired in February 2008. We paid HCFP/Brenner Securities $230,000 under such agreements.

In February 29, 2008 and March 18, 2008, we sold 22.1 units, representing an aggregate of 690.6 shares of Senior 7% Convertible Series A Preferred Stock and five-year warrants to purchase an aggregate of 690,625 shares of Common Stock, in a private placement to Juniper Venture LLC. We received net proceeds of approximately $2.2 million from the private placement. As a rebate on the purchase price of the Preferred Stock and Warrants, we paid Juniper Venture LLC $154,700 in cash and issued to it five-year warrants to purchase an aggregate of 124,250 shares of common stock. We granted Juniper Venture LLC the right to appoint one director to the Board of Directors until it beneficially owns less than 500,000 shares of common stock (subject to adjustment) or 10% of our outstanding voting securities. Pursuant to this right, Steven G. Chrust was appointed as a director. Steven G. Chrust is the Senior Principal of Centripetal Capital Partners, LLC, the manager of Juniper Venture LLC. In connection with the private placement, we agreed to use commercially reasonable efforts to become eligible to effect a registration statement on Form S-3. We agreed to file a registration statement to register for resale the shares of common stock underlying the Preferred Stock and Warrants sold or issued in the private placement within 60 days after we have become eligible to file a registration statement on Form S-3.

Director Independence

We currently adhere to the rules of NASDAQ in determining whether a director is independent although our securities are not listed on NASDAQ. The NASDAQ listing standards define an ‘‘independent director’’ generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. The Board of Directors will also consult with our counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, the Board has affirmatively determined that Messrs. Intrator, Kramer, Getz and Billock are independent directors.

ITEM 13.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and Agreement and Plan of Merger dated August 15, 2006 by and among Juniper Acquisition Corp., Firecomm Acquisition, Inc., Firestone Communications, Inc. and certain of the stockholders of Firestone Communications, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated By-laws.(3)
4.1	Specimen Common Stock Certificate.(3)
4.2	Specimen Class W Warrant Certificate.(3)
4.3	Specimen Class Z Warrant Certificate.(3)
4.4	Form of Unit Purchase Option granted to HCFP/Brenner Securities LLC(2)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
4.6	Certificate of Designations, Preferences and Rights of Senior 7% Convertible Series A Preferred Stock.(5)
9.1	Form of Voting Agreement among Juniper Partners Acquisition Corp., certain security holders of Firestone Communications, Inc. and certain security holders of Juniper Partners Acquisition Corp.(1)
10.1	Registration Rights Agreement among the Registrant and the Founders.(2)
10.2	Form of 2006 Long-Term Incentive Plan.(1)
10.3	Form of Escrow Agreement among Juniper Partners Acquisition Corp., Raymond K. Mason, as the Firestone Stockholders’ Representative and Continental Stock Transfer & Trust Company.(1)
10.4	Employment Agreement dated August 15, 2006, between Juniper Partners Acquisition Corp. and Stuart B. Rekant.(1)
10.5	Stock Option Agreement dated August 15, 2006 between Juniper Partners Acquisition Corp. and Stuart B. Rekant.(1)
10.6	Amendment to Stock Option Agreement between Juniper Partners Acquisition Corp. and Stuart B. Rekant.(1)
10.7	Employment Agreement dated as of August 15, 2006 between Firestone Communications, Inc. and Leonard Firestone.(1)
10.8	Employment Agreement dated as of August 15, 2006 between Firestone Communications, Inc. and Chris Firestone.(1)
10.9	Stock Option Agreement dated January 19, 2006 between Juniper Partners Acquisition Corp. and Leonard Firestone.(1)
10.10	Stock Option Agreement dated January 19, 2006 between Juniper Partners Acquisition Corp. and Christopher Firestone.(1)

Exhibit No.	Description
10.11	Form of Lock-up Agreement executed by certain of the security holders of Firestone Communications, Inc.(1)
10.12	Form of Multi-System Operation Affiliate Agreement.(1)
10.13	Lease Agreement between Firestone and VKM II, LLC dated February 24, 2003.(1)
10.14	Form of Facilities Lease Amendment between Firestone and VKM II, LLC.(1)
10.15	Secured Promissory Note of Firestone to 12K, LLC dated January 20, 2005.(1)
10.16	Security Agreement between Firestone and 12K, LLC dated January 20, 2005.(1)
10.17	Assignment and Modification of Promissory Notes of Firestone to 12K, LLC dated July 1, 2005.(1)
10.18	Security Agreement between Firestone and Varina Knight Mason Testamentary Trust II dated January 24, 2003.(1)
10.19	Secured Convertible Promissory Note of Firestone to 12K, LLC dated September 23, 2005.(1)
10.20	Amended and Restated Reimbursement Agreement between Firestone Communications, Inc. and 12K, LLC dated March 9, 2006.(1)
10.21	Promissory Note between Firestone and Frost National Bank dated August 24, 2006.(1)
10.22	Convertible Promissory Note between Firestone and D. Thomas Moody dated December 21, 2000.(1)
10.23	Employment Term Sheet for William Raymond dated January 13, 2005.(1)
10.24	Satellite Service Agreement between Firestone and Intelsat Americas dated February 16, 2005.(1)
10.25	Amendment Agreement to the Network Service agreement between Firestone Communications, Inc. and The Soundtrack Channel, LLC dated August 7, 2003.(1)
10.26	Network Transponder Service Agreement between Firestone and The Documentary Channel dated July 14, 2005.(1)
10.27	Network Service Agreement between Firestone and Voth Network, Inc. dated April 17, 2003.(1)
10.28	Agreement to File Schedules, Supplements and Exhibits dated November 2, 2006.(1)
10.29	General Advisory Agreement between Juniper Content Corporation and HCFP/Brenner Securities, LLC dated as of February 1, 2007.*
10.30	Merger and Acquisition Advisory Agreement between Juniper Content Corporation and HCFP/Brenner Securities, LLC dated as of February 1, 2007.(3)
10.31	Employment Agreement dated as of September 14, 2007 between the Registrant and Herbert Roberts.(4)
10.32	Securities Purchase Agreement, dated February 29, 2008.(5)
10.33	Form of Class A Warrant, Class B Warrant, Class C Warrant and Rebate Warrant.(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Firestone’s financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005.(3)

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 19, 2007.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-123050).
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 14, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 29, 2008.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO Seidman, LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2007, we paid our principal accountant $56,920 for the services they performed in connection with the review of our three Quarterly Reports on Form 10-QSB. The fee for the audit of the financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 is approximately $110,000. The aggregate of such fees is $166,920.

During the year ended December 31, 2006, we paid our principal accountant $36,800 for the services they performed in connection with our Registration Statement on Form S-4 related to our business combination, and $15,536 in connection with the review of our three Quarterly Reports on Form 10-QSB. The fee for the audit of the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 was $18,272. The aggregate of such fees is $70,608.

Audit-Related Fees

During 2007 and 2006, we did not have any other audit-related fees.

Tax Fees

During 2007, our principal accountant rendered services to us for tax compliance, tax advice and tax planning. The cost for these services is approximately $5,000.

All Other Fees

During 2007 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Pre-Approval Policies and Procedures

As we did not form our Audit Committee until January 2007, the Audit Committee did not pre-approve the accounting-related or tax services that were performed prior to January 2007. However, the Board of Directors did approve these services. Subsequent to January 2007, our Audit Committee pre-approved all accounting-related or tax services.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)

 Index

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheet as of December 31, 2007	F-4
Consolidated Statements of Operations, for the years ended December 31, 2007 and 2006 and the Predecessor Statements of Operations for the nineteen day period ended January 19, 2007 and for the year ended December 31, 2006	F-5
Consolidated Statement of Stockholders’ Equity, for years ended December 31, 2007 and December 31, 2006	F-6
Consolidated Statements of Cash Flows, for the years ended December 31, 2007 and 2006, and the Predecessor Statements of Cash Flows for the nineteen day period ended January 19, 2007 and for the year ended December 31, 2006	F-7
Notes to Consolidated Financial Statements	F-8 − F-27

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Juniper Content Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Juniper Content Corporation (formerly Juniper Partners Acquisition Corp.) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Content Corporation at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

New York, New York
March 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Firestone Communications, Inc.

We have audited the accompanying statements of operations and cash flows of Firestone Communications, Inc., a Delaware corporation, for the nineteen day period ended January 19, 2007 and the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Firestone Communications, Inc. for the nineteen day period ended January 19, 2007 and year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Fort Worth, Texas
February 6, 2008

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Consolidated Balance Sheet

December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$5,251,163
Accounts receivable, net (Note 5)	232,621
Programming rights	153,392
Prepaid expenses and other current assets	150,348
Total current assets	5,787,524
Programming assets, net	19,591
Property and equipment, net (Note 6)	2,715,515
Restricted cash	94,092
Intangible assets, net (Notes 4 and 7)	10,160,342
Goodwill (Note 4)	157,166
Other assets	57,495
Programming rights long term	125,644
Total assets	$19,117,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,190,158
Deferred revenue	44,847
Programming obligations	177,642
Income taxes payable	38,803
Total current liabilities	1,451,450
Long term liabilities:
Long term debt, related party, net of debt discount of $356,092 (Note 10)	2,642,585
Programming obligations	37,125
Deferred rent (Note 9)	9,199
Deferred tax liability, net (Note 13)	947,343
Total liabilities	5,087,702
Commitments and contingencies (Note 9)
Stockholder’s equity (Notes 3, 8 and 11);
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—
Common stock, par value $.0001 per share, 35,000,000 shares authorized, 5,618,127 shares issued and outstanding	562
Common stock, Class B, par value $.0001 per share, 5,000,000 shares authorized, 0 shares issued and outstanding	—
Additional paid-in-capital	20,174,023
Accumulated deficit	(6,144,918)
Total stockholder’s equity	14,029,667
Total liabilities and stockholder’s equity	$19,117,369

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Consolidated Statements of Operations

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	Predecessor For the Nineteen Day Period Ended January 19, 2007	Predecessor For the Year Ended December 31, 2006
Revenues	$2,224,803	$—	$116,692	$2,399,267
Expenses
Operating	2,902,840	—	105,768	2,423,507
Selling, general and administrative (Notes 8 and 9)	5,655,508	469,269	93,091	1,934,115
Advertising	443,694	—	—	22,340
Depreciation and amortization (Notes 6 and 7)	2,900,115	—	25,845	505,331
Loss from operations	(9,677,354)	(469,269)	(108,012)	(2,486,026)
Other income (expenses):
Other income, net	1,782	—	82,621	119,596
Rental income	—	—	—	86,150
Forgiveness of debt	—	—	—	92,013
Interest income	369,694	719,539	—	—
Interest expense (Note 10)	(228,408)	—	(21,946)	(401,958)
Total other income (expense)	143,068	719,539	60,675	(104,199)
Income (loss) before provision for income taxes	(9,534,286)	250,270	(47,337)	(2,590,225)
Provision (benefit) for income taxes (Note 13)	(3,209,938)	86,000	—	—
Net income (loss)	$(6,324,348)	$164,270	$(47,337)	$(2,590,225)
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	(140,963)
Net income (loss) attributable to other Class B stockholders and common stockholders	$(6,324,348)	$23,307
Class B common shares outstanding subject to possible conversion	—	574,713
Net income per Class B common share subject to possible conversion, basic and diluted	—	$0.25
Weighted average number of shares outstanding, basic and diluted	5,563,920	2,848,387
Net (loss) income per share, basic and diluted	$(1.14)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Consolidated Statements of Stockholders’ Equity

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	548,100	$55	2,875,000	$288	$12,737,420	$15,161	$923	$12,753,847
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	—	—	—	—	(140,963)	—	—	(140,963)
Net income for the year	—	—	—	—	—	164,270	—	164,270
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	4,166	4,166
Comprehensive income								168,436
Balance, December 31, 2006	548,100	$55	2,875,000	$288	$12,596,457	$179,431	$5,089	$12,781,320
Value of common stock and warrants issued in Merger (Note 4)	2,676,127	268	—	—	6,611,482	—	—	6,611,750
Conversion of Class B stock to Common stock, net of redemptions (Note 9)	2,393,900	239	(2,875,000)	(288)	500,603	—	—	500,554
Share based compensation (Note 8)	—	—	—	—	465,481	—	—	465,481
Net loss for the year	—	—	—	—	—	(6,324,348)	—	(6,324,348)
Change in value of available for sale securities	—	—	—	—	—	—	(5,089)	(5,089)
Comprehensive loss	—	—	—	—	—	—	—	(6,329,437)
Balance, December 31, 2007	5,618,127	$562	—	—	$20,174,023	$(6,144,917)	—	$14,029,668

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	Predecessor For the Nineteen Day Period Ended January 19, 2007	For the Year Ended December 31, 2006
OPERATING ACTIVITIES
Net income (loss) for the period	$(6,324,348)	$164,270	(47,337)	(2,590,225)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,900,115	—	25,845	505,281
Amortization of debt discount	85,712	—	—	—
Share based compensation	465,481	—	—	—
Loss on disposal of fixed assets	26,577	—	—	—
Amortization of favorable lease	114,082	—	—	—
Deferred income taxes	(3,162,658)	—	—	—
Mandatorily redeemable preferred stock issued for expenses	—	—	—	137,695
Amortization of discount on securities held in Trust Fund	(30,886)	(701,000)	—	—
Changes in operating assets and liabilities (net of acquisition of Firestone):
Accounts receivable	(79,683)	—	44,222	21,767
Programming rights	(52,285)	—	10,764	24,764
Programming assets	(145,235)	—	—	—
Prepaid expenses and other current assets	(138,386)	50,670	315	15,118
Other assets	4,238	—	—	—
Accounts payable and accrued expenses	(35,695)	17,277	(80,979)	351,246
Programming obligations	214,767	—	—	—
Deferred revenue	44,847	—	(600)	(104,048)
Income taxes payable	(12,280)	41,683	—	—
Deferred rent	9,199	—	—	—
Net cash used in operating activities	(6,116,438)	(427,100)	(47,770)	(1,638,402)
INVESTING ACTIVITIES
Purchases of Securites held in Trust Fund	—	(75,512,016)	—	—
Maturities of Securities held in Trust Fund	15,477,888	75,512,016	—	—
Deferred acquisition costs	—	(436,602)	—	—
Purchases of property and equipment	(335,381)	—	—	(6,956)
Merger costs paid, net of cash aquired	(1,167,997)	—	—	—
Net cash provided by(used in) investing activities	13,974,510	(436,602)	—	(6,956)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	—	—	14,200
Proceeds received for preferred stock	—	—	500,000	1,575,500
Net payments on line-of-credit	—	—	(694,000)	(6,000)
Payments on long term debt, related party	—	—	(100,000)	(89,475)
Restricted cash	(94,092)	—	—	—
Proceeds from borrowings on long-term debt	—	—	339,999	141,669
Payments for redemptions of Class B common stock	(2,588,318)	—	—	—
Net cash (used in) provided by financing activities	(2,682,410)	—	45,999	1,635,894
Net increase (decrease) in cash and cash equivalents	5,175,662	(863,702)	(1,771)	(9,464)
Cash and Cash Equivalents
Beginning of period	75,501	939,203	5,562	15,026
End of period	$5,251,163	$75,501	$3,791	$5,562
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$47,000	$44,317	$—	$—
Cash paid for interest	$142,696	$—	$21,946	$73,296
Supplemental disclosure of non-cash activity:
Value of common stock and warrants issued in Merger	$6,611,750	$—	$—	$—
Accrued acquisition costs	$—	$541,607
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	$—	$140,963

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Juniper Content Corporation (‘‘Juniper Content’’or the ‘‘Company’’) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. The Company owns and operates ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish. We also provide satellite uplink services for network distribution and production facilities and services for program production.

The Company intends to establish ¡Sorpresa! as the leading brand for Hispanic children and their families, building upon ¡Sorpresa!’s current status in children’s programming to secure a significant position in the expanding  U.S. Hispanic media marketplace. In addition, the Company plans to acquire niche content providers to allow us to participate in the accelerating growth of digital media and expand our operations and infrastructure through acquisitions of media and entertainment businesses that offer significant market potential.

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

!Sorpresa! Rights LLC was formed in the state of Delaware on August 27, 2007 as a subsidiary of Juniper Content. !Sorpresa! Rights LLC was formed to hold programming rights created or acquired by Firestone.

The Company emerged from the development stage upon consummation of the Merger and operates in one segment.

Since the consummation of the Merger, the Company has incurred significant operating and net losses and has not generated positive cash flows from operations. Historically, Firestone’s revenues generated by operations had not been sufficient to meet its working capital requirements. Its operations were funded from proceeds from the issuance of various debt instruments and the sale of equity securities. At December 31, 2007, the Company had cash and cash equivalents of approximately $5.3 million compared to $15.5 million at December 31, 2006. This $10.2 million decrease in cash is primarily attributable to the acquisition of Firestone, the Company’s working capital needs and the payment of the conversion amount to those Class B stockholders that voted against the Merger. On February 29, 2008, and March 18, 2008, the Company received gross proceeds totaling approximately $2.2 million from the sale of its securities (Note 15). While the Company believes it will have sufficient working capital to fund its current operations through the first quarter of 2009, it will need to seek additional financing if its operations do not begin to generate positive cash flow. However, should circumstances warrant, management believes it could reduce or delay certain variable or discretionary costs to help meet its working capital needs. In addition, the Company is continually exploring and analyzing potential areas of additional financing.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Consolidated Financial Statements

The consolidated financial statements include the accounts of Juniper Content and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Predecessor

From its inception (February 3, 2005) until consummation of the Merger on January 19, 2007, Juniper Content had no substantial operations other than to serve as a vehicle for a Business Combination. Accordingly, since Juniper Content’s operating activities prior to the Merger are insignificant relative to those of Firestone, management believes that Firestone is Juniper Content’s predecessor. Management has reached this conclusion based upon evaluation of the applicable reporting requirements and relevant facts and circumstances, including the historical life of Firestone, the level of operations of Firestone, the purchase price paid for Firestone and the fact that the consolidated Company’s revenues and expenses after the Merger are most similar in all respects to those of Firestone’s historical periods. Accordingly, the historical operations and cash flow information of Firestone have been presented as ‘‘Predecessor’’ in this annual report on Form 10-KSB.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (‘‘SAB’’) No. 104, ‘‘Revenue Recognition’’, (‘‘SAB No. 104’’), which requires that revenue be recorded when persuasive evidence of an arrangement exist, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable, and collectability is reasonably assured. If the payment due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as deferred revenues. Any expected losses on contracts are recognized when identified.

Revenues of the Company are primarily generated by the following sources:

Television network subscription revenue is recognized each month when the Company’s television programming service is delivered to the cable systems for distribution to their subscribers. This revenue consists of the monthly fees earned under multiple cable system operator (‘‘MSO’’) agreements (the ‘‘MSO Agreements’’) for each subscriber of programming. Since the number of subscribers is not determinable until MSO subscriber reports are received, the Company’s management determines a reasonable revenue estimate each reporting month. The Company receives subscriber count reports from MSOs within 60 days following the end of the reporting month. The Company’s estimates are then adjusted to reflect actual revenue earned. While the MSO Agreements govern the terms and conditions between the Company and local cable systems, each local cable system independently makes the decision to distribute the Company’s content. The MSO Agreements provide for an introductory free carriage period in which no subscriber fees are paid to the Company after a system’s launch of the Company’s content. During the introductory free carriage period, no revenue is recorded by the Company since each local cable system has the right to launch or terminate the broadcasting at any time thus making the revenue not fixed and determinable. As such, the Company can not record revenue until the requirements of SAB No. 104 have been met.

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

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

Digital media revenue is recognized each month as advertisements are aired. It consists of the fees earned by the placement of advertisements on the Company’s website and fees earned from third-parties to license the Company’s content on their digital platforms. The rates for advertising are set at the time of the digital advertisement purchase. The fees received for distribution of content are defined by the content license agreements. The license agreements are typically for a period of one year.

Network operations service revenue is recognized each month as such services are provided. These services consist of fees earned for distribution of third party network television programming to cable systems, direct broadcast satellite (‘‘DBS’’) services and broadcasters throughout the United States. These arrangements are subject to long-term agreements that range in term from one to ten years, typically provide for escalating payments over the term of the contract and require customers’ payment of monthly fees in advance of services provided. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104. The Company recognizes revenue using the straight-line method over the term of the contract. On occasion, the Company offers network services to start-up companies. In such cases, the Company records revenue only to the extent of the amount which is deemed collectible on a monthly basis. Additional services such as occasional use of satellite bandwidth, uplink, or downlink services are recognized in the month the service is provided.

Production services revenue is recognized in the month that production services are completed as defined by the production contract. It consists of fees earned for video and audio production, post production, remote production and studio rental services. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104.

Contractual arrangements are reviewed regularly for significant revenue recognition judgments, particularly in the area of multiple deliverable elements (‘‘multiple element arrangements’’). Where multiple element arrangements exist, contract revenue is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force (‘‘EITF’’) Issue No. 00-21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables.’’ For the three and twelve months ended December 31, 2007 the Company had no such multiple element arrangements.

Programming Rights and Obligations

The Company accounts for programming rights and obligations in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 63, ‘‘Financial Reporting by Broadcasters’’ (SFAS No. 63). Program rights are recorded as assets, at the gross amount of the related obligations, when the license period begins and the programs are available for broadcasting. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are classified as non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method since our programming licenses are for unlimited showings and we do not have definitive estimates of the number of showings that will take place over the allowable broadcast period. Program obligations are classified as current or long-term in accordance with the payment terms of the license agreement.

Programming Assets

The Company produces a portion of the programming aired on the channel in-house as opposed to acquiring the programming from third party producers. The cost of the production is carried on the balance sheet as ‘‘Programming Assets’’ and is expensed using a straight-line method over a period, typically three years, in which management projects future net revenue.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

If the projected future net revenues associated with a program are determined to be less than the current carrying value of the program assets, the Company would be required to write-down the program assets to equal the amount of projected future net revenues. If the actual usage of the program assets is on a more accelerated basis than straight-line over the life of the asset, the Company would be required to write-down the program assets to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs.

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. At December 31, 2007 the Company is invested in short term Treasury Bills with 30 day maturities, which are included in cash and cash equivalents on the accompanying consolidated balance sheet.

Treasury Bills included in cash and cash equivalents

The Company’s Treasury bills held at December 31, 2007 are classified as held to maturity as the Company has the positive intent and ability to hold the securities to maturity. The held to maturity securities are recorded as short term on the Balance Sheet based on their contractual maturity date and are stated at amortized cost.

Net Carrying Amount	4,945,534
Unrecognized Holding Gain	889
Estimated Fair Value	4,946,423

Restricted Cash

Included in restricted cash on the accompanying consolidated balance sheet as of December 31, 2007 is cash of $94,092, which is being held to secure the irrevocable letter of credit, related to an office space operating lease.

Use of Estimates

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

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

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

Goodwill

Under SFAS No. 141, ‘‘Business Combinations’’ (‘‘SFAS No. 142’’), goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under SFAS No. 142, ‘‘Goodwill and Intangible Assets,’’ goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired. Goodwill represents Juniper Content’s allocation of the purchase price to acquire Firestone in excess of the fair value of the assets acquired at the date of the Merger.

The goodwill impairment test is an annual two-step process which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting unit based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting unit, which includes the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an ‘‘implied fair value’’ of goodwill. The determination of the Company’s ‘‘implied fair value’’ requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the ‘‘implied fair value’’ of goodwill, which is compared to the corresponding carrying value. The Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

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

Management bases fair value estimates on assumptions it believes to be reasonable but such estimates are unpredictable and uncertain. Actual future results may differ from those estimates. The Company’s 2007 annual goodwill impairment analysis, which was performed for goodwill which existed in December 2007, did not result in an impairment charge.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, ‘‘Accounting for Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS No. 144’’), the Company reviews long-lived assets to be held-and-used for impairment annually or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

Intangible Assets

Definite-lived intangible assets are accounted for under the provisions of SFAS No. 144. Intangible assets arose from the Merger and consist of customers/subscribers lists, marketing related (e.g. Trade name, etc.), and contract related (contracts/subscribers, favorable lease and employment contracts) assets that are amortized, on a straight-line basis, over periods of up to 5 years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 144.

Deferred Rent

Rent expense is recognized over the term of the lease on a straight-line basis due to escalating payments on the Company lease.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the years ended December 31, 2007 and 2006 excludes 8,752,000 potentially issuable common shares primarily related to the Company’s outstanding warrants of 7,740,000, stock options of 862,000 and 75,000 unit purchase options which are convertible into 150,000 common shares because the assumed issuance of such potential common shares is not dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods.

Prior to the conversion of the Company’s Class B common stock to common stock as a result of the Merger, net income (loss) per share was calculated by dividing net income attributable to (i) common and Class B stockholders and (ii) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under (‘‘SFAS No. 107’’) including cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value. Except as disclosed in Note 10, long-term obligations approximate fair value as the interest rates related to such obligations currently approximate market rates. As the interest rate associated with the related party loan (Note 10) was determined to be a below market borrowing rate for the Company, a debt discount was recorded at the time of the Merger. Such debt discount is being amortized using the effective interest method over the life of the loan.

Share-Based Compensation

SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (‘‘SFAS No. 123(R)’’) requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees, directors and consultants based on estimated fair values. In March 2005, the SEC issued SAB No. 107 (‘‘SAB No. 107’’). The Company has applied the provisions of SAB No.107 in its adoption of SFAS 123(R). There was no share-based compensation awards granted prior to January 19, 2007. Share-based compensation expense recognized under SFAS No. 123(R) included in selling, general and administrative expenses for the year ended December 31, 2007 was $465,481, which consisted entirely of share-based compensation expense related to stock option grants to employees and members of the board of directors. See Note 8 for additional information. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended December 31, 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, ‘‘Income Taxes’’ (‘‘SFAS No. 109’’). Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and for tax net operating loss and tax credit carry-forwards, while deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In connection with the Merger the Company has recognized deferred tax liabilities due to differences between the fair value for financial reporting purposes and the historical tax bases of the assets acquired in the Merger.

The Company has net operating loss carry-forwards available to offset future taxable income, some of which will expire through 2027, subject to limitations. The uses of net operating loss tax carry forwards of Firestone acquired in the Merger was limited due to the change in ownership of Firestone. Accordingly, due to such limitations on use of Firestone’s net operating loss carry forwards and Firestone’s history of losses, management believes it is more likely than not that the deferred tax assets acquired in the Merger will not be recognized and have established a valuation allowance to reduce the Firestone deferred tax assets to zero.

The (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting For Uncertainty in Income Taxes’’ (‘‘FIN No. 48’’), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. It is the Company’s policy to record any interest or penalties associated with income taxes to income tax expense. The years subject to potential audit vary depending on the tax jurisdictions. Generally, the Company’s statutes of limitations for tax liabilities are open for tax years ended December 31, 2005 and forward and for Firestone December 31, 2004 and forward. The Company’s

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

major taxing jurisdictions include New York State and for Firestone includes Texas. The adoption of FIN No. 48 on January 1, 2007 did not have any impact on the Company’s consolidated financial position or results of operations as the Company does not have any uncertain tax positions.

Registration Payment Arrangements

The Company accounts for registration rights included in financing agreements in accordance with FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (‘‘EITF-00-19-2’’). In accordance with EITF 00-19-2, the Company examines the probability that the registration of all shares of common stock in connection with future possible exercises of outstanding warrants or other securities to remain effective. The Company expects the registration of such shares to remain effective and therefore no contingent liability has been recorded as of December 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ – including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’, (‘‘SFAS No. 141(R)’’). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS No. 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations.

In December 2007, the FASB issued (‘‘SFAS No. 160’’), ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51’’. (‘‘SFAS No. 160’’) requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition or results of operations.

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

NOTE 4 – MERGER

On January 19, 2007, Juniper Content acquired all of the outstanding capital stock of Firestone pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’). As a result of the Merger, Firestone became a wholly owned subsidiary of Juniper Content. At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of Juniper Content common stock, 125,000 Class W Warrants to purchase 125,000 shares of common stock, 125,000 Class Z Warrants to purchase to 125,000 shares of common stock. As part of the Merger, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as permitted in the merger agreement. The $3,000,000 of outstanding debt remains non-recourse to the ¡Sorpresa! network and related programming assets and services as well as to Juniper Content. The Merger was accounted for as a business combination with Juniper Content as the acquirer of Firestone. Under the purchase method of accounting, the assets and liabilities of Firestone that were acquired were recorded as of the acquisition date at their respective fair values and added to those of Juniper Content.

The purchase price for the Merger was determined based on the value of Juniper Content’s common stock and warrants issued and direct acquisition costs incurred. The aggregate purchase price of $8,220,140 represents the sum of (i) $6,529,750 representing the 2,676,127 shares of common stock, $0.0001 par value, issued to the former stockholders of Firestone (based on the average closing market price of Juniper Content’s common stock, for a period of two days prior and two days subsequent to August 16, 2006, the date of the announcement of the purchase agreement with Firestone, or approximately $2.44 per common share), (ii) $82,000 representing the 125,000 Class W Warrants and 125,000 Class Z Warrants issued to the former Preferred Stockholders of Firestone (or approximately $0.32 per Class W Warrant and approximately $0.33 per Class Z Warrant based on the average price of each of Juniper Content’s Class W and Class Z Warrants for a period of two days prior and two days subsequent to August 16, 2006) and (iii) acquisition costs of $1,608,390 (including a $400,000 advisory fee paid to Juniper Content’s investment banking firm at closing) directly attributable to the Merger. In addition, the Merger Agreement also provided that Firestone’s stockholders would receive up to an additional 1,000,000 Class W Warrants and 1,000,000 Class Z Warrants if certain revenue and subscriber targets are attained in 2007 and 2008. These targets were not attained in 2007 and therefore Firestone stockholders are no longer entitled to receive 500,000 Class W warrants and 500,000 Class Z warrants. The remaining consideration, if any, will be included in the purchase price upon resolution of the contingencies. Subscriber targets in 2007 were not reached and therefore there was no adjustment to the purchase price.

Of the shares issued to Firestone stockholders at the closing, 10% (267,613 shares) were placed in escrow ending the thirtieth day after the date that Juniper Content files its Annual Report on

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

Form 10-KSB for the year ended December 31, 2007 to secure the indemnity rights of Juniper Content under the Merger Agreement pursuant to the terms of an escrow agreement.

The components of the purchase price for Firestone are summarized as follows:

Value of 2,676,127 shares of Common Stock	$6,529,750
Value of warrants	82,000
Total value of equity issued	6,611,750
Acquisition costs	1,608,390
Total purchase price	$8,220,140

A final allocation of the purchase price of $8,220,140 of Firestone to the fair values of the assets acquired and liabilities assumed of Firestone on January 19, 2007 was made during the last quarter of the year ended December 31, 2007. The allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of Firestone’s net operating loss carry forwards, recognition of deferred taxes and allocation to goodwill resulting from the Merger were based on the actual net tangible and intangible assets of Firestone that existed as of January 19, 2007.

The final allocation of the fair value of the assets acquired and liabilities assumed in the Merger are as follows:

Current assets, acquired	$266,093
Other non-current assets	61,734
Broadcast equipment	2,000,000
Studios	700,000
Office machinery and equipment	130,000
Furniture and fixtures	30,000
Marketing related intangibles	1,000,000
Customer related intangibles	500,000
Contract based intangibles-contracts/subscribers	9,500,000
Contract based intangibles-favorable lease	600,000
Employment contracts	1,121,250
Goodwill	157,166
Current liabilities	(1,179,229)
Deferred tax liability, net	(4,110,002)
Assumed long-term debt	(2,556,872)
$8,220,140

Based on the final valuation received during the fourth quarter of the year as compared to the preliminary allocation, adjustments were made to increase tangible assets of $52,185, intangible assets of $3,818,729, imputed interest of $441,805, and the deferred tax liability of $639,647 and to decrease the deferred leases by $297,592. The purchase price allocation resulted in an additional charge on the fourth quarter’s statement of operations of $1,003,679 which predominately represents amortization expense due to the incremental increase to amortizable intangible assets. Intangible assets are not deductible for tax purposes.

Summarized below are the pro forma unaudited results of operations for the years ended December 31, 2007 and 2006 as if the Merger occurred at the beginning of 2006 and results of Firestone were included for the entire period.

The pro forma results may not be indicative of the results that would have occurred if the Merger had been completed at the beginning of the period presented or of results which may be obtained in the future.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

	Unaudited Proforma For the Year Ended December 31, 2007	Unaudited Proforma For the Year Ended December 31, 2006
Revenue	$2,341,495	$2,399,267
Net loss before taxes	(9,581,623)	(4,900,863)
Net loss	$(6,143,703)	$(4,116,154)
Basic and diluted loss per share	(1.09)	(0.73)
Weighted average common shares outstanding (basic and diluted)	5,618,127	5,618,127

NOTE 5 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company writes-off accounts receivable when they become uncollectible. Activity in the Company’s allowance for doubtful accounts during the year ended December 31, 2007 consisted of:

2007
Balance, January 20, 2007	$—
Provision for doubtful debt	(120,785)
Write-off	120,785
Balance, December 31, 2007	$—

The Company wrote off accounts receivable balances and terminated services for three network origination clients during the year ended 2007.

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consisted of the following:

Broadcasting equipment	$2,108,516
Leasehold improvements	43,524
Studio equipment	700,000
Other equipment	190,217
Furniture and fixtures	122,536
Total property and equipment	3,164,793
Less accumulated depreciation and amortization	(449,278)
Property and equipment, net	$2,715,515

Depreciation and amortization expense for the year ended December 31, 2007 was $453,289. The Company disposed of $30,588 of equipment during the year ended December 31, 2007 which resulted in a loss on disposal of $26,577.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

NOTE 7 - INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets at December 31, 2007:

	Amortization Period	Gross Asset Value	Accumulated Amortization	Net Book Value
Subscribers	5 years	$9,500,000	1,806,301	7,693,699
Favorable lease	5 years	600,000	114,082	485,918
Customers	5 years	500,000	95,068	404,932
Marketing	5 years	1,000,000	190,137	809,863
Employment	3 years	1,121,250	355,320	765,930
		$12,721,250	$2,560,908	$10,160,342

Amortization expense for the year ended December 31, 2007 was $2,560,908.

The following table summarizes the Company’s future amortization expenses:

Intangible assets amortization
2008	$2,693,750
2009	2,693,750
2010	2,338,432
2011	2,320,000
2012	114,410
Total future amortization	$10,160,342

NOTE 8 - SHARE-BASED COMPENSATION

Stock-Based Compensation Plan

On January 19, 2007, the Company’s stockholders adopted the 2006 Long-Term Incentive Plan (the ‘‘Plan’’) which reserves 600,000 shares of common stock for issuance in accordance with the Plan’s terms.

The Plan permits the granting of stock options and other stock-based awards to employees, officers, directors and consultants of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock as defined in the Plan and expire no later than ten years from the grant date. The options generally vest in three equal installments commencing on the first anniversary of the date of grant and expire five years from the date of grant. Options granted to Board members in 2007 vested immediately. Notwithstanding the foregoing, the Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to use a different vesting schedule.

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy as permitted in SAB No. 107. The expected term was estimated based on management’s estimate using the plain vanilla method as permitted in SAB No. 107. Following are the assumptions utilized for each of the 2007 grants.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

	Options Granted January 19, 2007	Options Granted April 19, 2007	Options Granted August 28, 2007	Options Granted October 1, 2007	Options Granted November 26, 2007
Volatility	52.02%	42.96%	71.73%	65.18%	65.18%
Risk free rate	4.83%	4.57%-4.68%	4.25%	4.24%	3.23%
Expected term	3.50-3.75 years	3.5-6 years	3.5	3.5	3.5
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Estimated fair value per option granted	$1.62	$1.10-$1.45	$1.07	$0.92	$0.44

Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2007 is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to the Company’s limited history, forfeiture assumptions were based upon management’s estimate. The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

During the year ended December 31, 2007, pursuant to the Plan, 437,000 five-year options and 75,000 ten-year options were granted to members of the Board of Directors and employees of the Company, and 350,000 five-year options were granted to the Company’s Chief Executive Officer outside of the Plan. During the year ended December 31, 2007, 32,000 options were forfeited. The following table summarizes information concerning all options outstanding as of December 31, 2007 excluding options that were approved during the period but that were not yet granted.

Stock-Based Compensation Plan

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value(1)
Nonvested at December 31, 2006	—	$—	$—		$—
Granted	894,000	3.20	$1.11
Forfeited	(32,000)	3.20	$1.10
Outstanding at December 31, 2007	862,000	$3.20	$1.39	3.25 years	$—
Exercisable at December 31, 2007	162,500	$3.43	$1.48	3.25 years	$—

(1)	There were zero in-the-money options exercisable on December 31, 2007.

	Number Outstanding	Weighted Average Fair Value at Grant Date
Nonvested options at December 31, 2006	—	$—
Options granted	894,000	1.11
Options vested	(162,500)	1.48
Options forfeited or cancelled	(32,000)	1.10
Nonvested options at December 31, 2007	699,500	1.23

During the year ended December 31, 2007, the Company recognized compensation expense of $465,481 as a result of options issued to employees and members of the board of directors which is included in selling, general and administrative expense on the accompanying consolidated statement of operations.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

As of December 31, 2007, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows:

Year ending December 31, 2008	$299,258
Year ending December 31, 2009	299,258
Year ending December 31, 2010	72,067
$670,583

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Conversion Right of Holders of Class B Common Stock

As permitted in the Company’s Certificate of Incorporation prior to and until the Merger, holders of the Company’s Class B common stock that voted against a Business Combination were, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the ‘‘Conversion Right’’). In the event that holder of a majority of the outstanding shares of Class B common stock voted for the approval of the Business Combination and that holders owning less than 20% of the outstanding Class B common stock exercised their Conversion Rights, the Business Combination could then be consummated. Upon completion of such Business Combination, the Class B common stock would be converted to common stock and the holders of Class B common stock who voted against the Business Combination and properly exercised their Conversion Rights would be paid their conversion price. There would be no distribution from the Trust Fund with respect to the warrants included in the Series A Units and Series B Units or with respect to the common stock issued prior to consummation of the Business Combination. Any Class B stockholder who converted his or her stock into his or her share of the Trust Fund retained the right to exercise the Class W warrants and Class Z warrants that were received as part of the Series B Units.

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

Employment Agreements

Effective as of January 19, 2007, the Company entered into employment agreements with certain officers which provide for base salary, bonus, fringe benefits and the grant of options to purchase the Company’s common stock. The following table sets forth the maximum contractual dollar obligations (exclusive of discretionary bonuses, commissions and annual increases) of the Company under these employment agreements:

Employment Contracts
2008	$1,245,000
2009	1,965,000
$3,210,000

However, the agreements contain provisions that allow for reduced payments upon early termination in certain situations.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

Lease Obligations

The Company leases certain equipment including satellite bandwidth under various operating leases expiring at various times through 2017. The Company is also permitted to re-evaluate and adjust its capacity needs and its lease obligation under certain terms. Lease expense for the year ended December 31, 2007 totaled $1,101,103. Effective December 24, 2007, the Company adjusted its lease obligation to correspond with its capacity needs by returning 18 MHz, or one half of the satellite bandwidth previously leased.

Equipment Leases(1)
2008	$575,000
2009	574,000
2010	571,000
2011	571,000
Thereafter	3,391,000
$5,682,000

(1)	Subject to Company’s right to cancellation.

Facility Leases

Firestone leases its primary operating facility from a corporation controlled by a related party and this lease expires in January 12, 2012 with a five-year renewal term. Lease expense for this facility was $315,548 during the year ended December 31, 2007 including the amortization of the related party favorable lease.

Firestone subleases certain space in its operating facility on a month to month basis to a third party. Sublease income for the year ended December 31, 2007 of $10,584 is netted against rent expense on the accompanying statement of operations.

Juniper Content entered into an operating lease for new office space through May 2012 taking possession of the new office July 9, 2007. The fixed rent for the premises is approximately $185,000 per annum and is recorded on a straight line basis.

Future annual minimal obligations for Juniper Content and Firestone as of December 31, 2007 are approximately as follows:

	Firestone Facility Lease	Juniper Facility Lease	Total
2008	$210,000	$188,000	$398,000
2009	210,000	198,000	408,000
2010	210,000	207,000	417,000
2011	210,000	213,000	423,000
Thereafter	10,000	90,000	100,000
	$850,000	$896,000	$1,746,000

NOTE 10 – RELATED PARTY TRANSACTIONS AND LONG-TERM DEBT

Starting in 2005, upon consummation of the Offering, the Company agreed to pay an affiliate of the Company’s Chief Executive Officer as well as a member of the Company’s Board of Directors an amount equal to $7,500 per month, for office and administrative services. This commitment and the associated expenses continued following consummation of the Merger but were terminated in June 2007. During the years ended December 31, 2007 and 2006 and from inception (February 3, 2005) to December 31, 2005 the Company paid $45,000, $90,000 and $45,000, respectively for such services which have been recognized in selling, general and administrative in the Company’s consolidated statements of operations.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

As part of the Merger, the Company assumed a $2,998,678 principal amount loan of Firestone, which is due to a former shareholder of Firestone and one of the Company’s current shareholders (the ‘‘Loan’’). All of Firestone’s other outstanding debts that exceeded $3,000,000 was retired as permitted in the Merger Agreement. The Loan is non-recourse to the ¡Sorpresa! network and related programming assets and services and to Juniper Content. The Loan bears interest at 5% per annum with interest payments commencing January 20, 2007 and continuing through September 1, 2008. Commencing on January 1, 2009 and on the first day of each calendar quarter, the Company will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the year ended December 31, 2007, the Company recognized $142,696 of interest expense on the Loan.

As the interest rate associated with the Loan was determined to be a below market borrowing rate for the Company, a debt discount of $441,805 was recorded at the time of the Merger. Such debt discount is being amortized using the effective interest method over the life of the Loan. Amortization of debt discount for the year ended December 31, 2007 was $85,712 and is included in interest expense on the accompanying consolidated statement of operations.

Future annual obligations for related party debt are as follows:

Related Party Debt
2008	$—
2009	749,669
2010	749,669
2011	749,669
Therafter	749,671
$2,998,678

NOTE 11 – CAPITAL STOCK

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

On January 19, 2007 Juniper Content’s stockholders adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 25,000,000 to 35,000,000. As of December 31, 2007, there are 5,618,127 shares of the Company’s common stock issued and outstanding. As of December 31, 2007, there are 20,623,873 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W warrants and Class Z warrants (representing 7,490,000 shares if all such warrants were exercised), the Plan (representing 615,000 options outstanding and 253,000 remaining shares reserved under the Plan for issuance), 350,000 options to the Chief Executive Officer outside the Plan and the Underwriter’s Purchase Option (‘‘UPO’’) issued on July 13, 2005 as part of the Offering (representing 400,000 shares if the UPO was exercised in full).

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

Warrants

The Company has the following common stock warrants outstanding as of:

	2007 Warrants	2006 Warrants	Exercise Price	Expiration
Founders’ warrants
Class W	812,500	812,500	$5.00	February 3, 2010
Class Z	812,500	812,500	$5.00	February 3, 2010
Warrants issued in connection with IPO
Class W	2,807,500	2,807,500	$5.00	February 3, 2010
Class Z	2,807,500	2,807,500	$5.00	February 3, 2010
Warrants issued in connection with Merger
Class W	125,000	—	$5.00	February 3, 2010
Class Z	125,000	—	$5.00	February 3, 2010
	7,490,000	7,240,000

The warrants issued to the initial security holders of the Company (the ‘‘Founders’’) are subject to registration rights. However, if the Company is unable to register the underlying shares it may satisfy its obligations to the initial security holders by delivering unregistered shares of common stock.

The Class W warrants and Class Z warrants issued in the Offering (the ‘‘Public Warrants’’) are subject to registration provisions which require the Company to file a registration statement with respect to the shares of common stock underlying the Public Warrants, and to use its best efforts to cause the registration statement to become effective and to maintain its effectiveness. The Public Warrants also provide that the Company is not obligated to deliver any securities upon exercise of a Public Warrant unless a registration statement covering those securities is effective. Under no circumstances is the Company obligated to net cash settle the exercise of a Public Warrant. Upon consummation of the Merger, as part of the consideration payable to the former Firestone shareholders in connection with their sale of Firestone’s Capital Stock, the Company issued 125,000 Class W warrants and 125,000 Class Z warrants to the Firestone shareholders on the same terms and conditions as the Public Warrants.

Purchase Option

The Company issued an option on July 13, 2005 as part of the Offering, for $100, to the representative of the underwriters in the Offering, to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 62,500 Series B Units at an exercise price of $16.665 per unit. The Series A Units and Series B Units underlying the option were exercisable in whole or in part solely at the underwriter’s discretion from January 19, 2007 until expiration on July 12, 2010. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. The Class W warrants and Class Z warrants underlying the Series A units and Series B units within the option are exercisable at $5.50 per share.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

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

Customer Concentrations

At December 31, 2007, three customers accounted for approximately 34%, 8% and 8% respectively, of the accounts receivable balance on the accompanying consolidated balance sheet.

For the year ended December 31, 2007 three customers accounted for approximately 22%, 20% and 19% of the Company’s net sales.

At December 31, 2006, three customers accounted for approximately 21%, 15%, and 15% respectively, of the predecessor’s net sales.

The Company was notified by one of its third party network origination clients of their intent not to renew their contract on a long-term basis. However, they are nevertheless now utilizing our services on a short-term basis which is expected to continue through some time in the second quarter.  This client accounts for $469,578 or 19% of net sales for the year ended December 31, 2007.  The Company is pursuing additional network origination clients.

NOTE 13 – TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109. The (provision) benefit for income taxes is as follows:

	Year ended 2007	Year ended 2006
Current provision (benefit):
Federal	$(86,082)	$86,000
State and local	38,802	—
Deferred (benefit) provision	(3,162,658)	—
Provision (benefit) for income taxes	$(3,209,938)	$86,000

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

The components of deferred tax assets (liabilities) at December 31, 2007 are as follows:

December 31, 2007
Deferred tax assets:
Federal carry forward losses	$4,310,090
State and local carry forward losses	275,326
Stock compensation	180,828
Other, net	4,933
Gross deferred tax assets	4,771,177
Less valuation allowance	(1,563,853)
Net deferred tax asset	3,207,324
Deferred tax liabilities:
Depreciation	(700,151)
Intangibles	(3,454,516)
Net deferred tax liabilities	(4,154,667)
Net deferred tax assets (liabilities)	$(947,343)

At December 31, 2007, the Company has U.S. federal net operating loss carry forwards of approximately $12.7 million. The U.S. federal tax loss carry forwards, if not fully utilized, expire between 2024 and 2027. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carry forwards. At December 31, 2007, the Company had state and local tax loss carry forwards of approximately $2.5 million. As a result of the acquisition, approximately $5.5 million of the Company’s U.S. federal net operating loss carry forwards are subject to an annual limitation of approximately $275,000 under Internal Revenue Code Section 382 due to the ownership change.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows:

	2007	2006
Statutory U.S. rate (benefit)	−34.0%	34.0%
State income taxes, net of federal benefit	0.1%	0.0%
Non deductible expenses and other	0.4%	0.3%
	−33.5%	34.3%

The Company’s federal and state returns for the Year ended December 31, 2005 remain subject to examination. The subsidiary federal and state return for the year ended December 31, 2004 also remains subject to examination.

Juniper Content Corporation
(Formerly Juniper Partners Acquisition Corp.)
Notes to Consolidated Financial Statements

NOTE 14 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited quarterly financial data is as follows for the interim quarters ended:

Quarter Ended	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$—	$—	$—	$—	$504,985	$583,755	$628,273	$507,790
(Loss) from operations	(145,875)	(110,894)	(121,829)	(90,671)	(1,689,574)	(2,336,651)	(2,347,706)	(3,303,423)
Net income (loss)	8,661	42,963	45,974	66,672	(1,451,973)	(1,038,138)	(1,491,399)	(2,342,838)
Net income (loss) per share, basic and diluted	$(0.01)	$—	$—	$0.02	$(0.27)	$(0.18)	$(0.27)	$(0.42)

As discussed in Note 4, based on the final allocation of the fair value of the Firestone acquisition being completed during the fourth quarter of the year, significant adjustments were made in the fourth quarter. The purchase price allocation adjustments from goodwill to other identifiable definite-lived intangible assets increased the net loss for the fourth quarter approximately $1.0 million as a result of incremental amortization expense.

NOTE 15 – SUBSEQUENT EVENT

On February 29, 2008 and March 18, 2008, the Company sold 22.1 units, representing an aggregate of 690.6 shares of Senior 7% Convertible Series A Preferred Stock (‘‘Preferred Stock’’) and five-year warrants to purchase an aggregate of 690,625 shares of Common Stock. The securities were sold in the private placement pursuant to a Securities Purchase Agreement. In connection with the private placement, the Company received gross proceeds of approximately $2.2 million. The private placement consisted of 690.6 shares of Convertible Preferred Stock convertible into common stock at $3.20 per share, initially representing 345,312, and warrants to purchase common stock. Commencing on January 1, 2010, the Preferred Stock will be entitled to receive cumulative dividends, compounded annually, payable in cash or additional shares of Preferred Stock. The 690,625 warrants included in the private placement will be in the following amounts and exercise prices: 172,656 of the warrants with an exercise price of $2.50 per share, 172,657 with an exercise price of $5.00 per share.

As part of the financing, the holders of the Preferred Stock have the right to appoint a director to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2008.

JUNIPER CONTENT CORPORATION
By:	/s/ Stuart B. Rekant
Stuart B. Rekant Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stuart B. Rekant	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

Stuart B. Rekant

/s/ Raymond K. Mason	Vice Chairman	March 31, 2008

Raymond K. Mason

/s/ Herbert J. Roberts	Senior Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	March 31, 2008

Herbert J. Roberts

/s/ John K. Billock	Director	March 31, 2008

John K. Billock

/s/ Bert A. Getz, Jr.	Director	March 31, 2008

Bert A. Getz, Jr.

/s/ Richard Intrator	Director	March 31, 2008

Richard Intrator

/s/ Paul Kramer	Director	March 31, 2008

Paul Kramer

/s/ Steven G. Chrust	Director	March 31, 2008

Steven G. Chrust