Form 10-Q
period 2008-03-31
Juniper Content Corp
filed 2008-05-15
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to

Commission File Number 001-33252

Juniper Content Corporation

(Exact Name of Registrant as Specified in Its Charter)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer                                        Accelerated filer
        Non-accelerated filer                                         Smaller reporting company
(Do not check if smaller reporting company)

As of May 12, 2008, 5,618,127 shares of common stock, par value $.0001 per share, were outstanding.

Juniper Content Corporation
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,106,504	$5,251,163
Accounts receivable, net	284,896	232,621
Programming rights	199,987	153,392
Prepaid expenses and other current assets	191,511	150,348
Total current assets	5,782,898	5,787,524
Programming assets, net	17,810	19,591
Property and equipment, net	2,594,822	2,715,515
Restricted cash	94,524	94,092
Intangible assets, net (Note 6)	9,496,130	10,160,342
Goodwill (Note 6)	157,166	157,166
Other assets	57,495	57,495
Programming rights long term	264,770	125,644
Total assets	$18,465,615	$19,117,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,196,931	$1,190,158
Deferred revenue	47,341	44,847
Programming obligations	327,990	177,642
Income taxes payable	—	38,803
Total current liabilities	1,572,262	1,451,450
Long term liabilities:
Long term debt, related party, net of debt discount of $356,092 as of March 31, 2008 (Note 8)	2,665,075	2,642,585
Programming obligations	—	37,125
Deferred rent	13,141	9,199
Deferred tax liability, net	578,274	947,343
Total liabilities	4,828,752	5,087,702
Commitments and contingencies
Stockholders’ equity (Notes 7 and 9):
Preferred stock, par value $.0001 per share, 2,000 shares authorized, 0 shares issued	—	—
Series A Preferred stock, par value $.0001 per share, 3,000 shares authorized, 690.63 shares issued	—	—
Common stock, par value $.0001 per share, 35,000,000 shares authorized, 5,618,127 shares issued and outstanding	562	562
Additional paid-in-capital	22,237,910	20,174,023
Accumulated deficit	(8,601,609)	(6,144,918)
Total stockholders’ equity	13,636,863	14,029,667
Total liabilities and stockholders’ equity	$18,465,615	$19,117,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Predecessor For the Nineteen Day Period Ended January 19, 2007
	(Unaudited)	(Unaudited)
Revenues	$577,754	$504,985	$116,692
Expenses:
Operating cost of services	873,818	512,294	105,768
Selling, general and administrative (Notes 7)	1,668,975	1,163,554	93,091
Advertising	66,134	46,250	—
Depreciation and amortization	759,223	472,461	25,845
Loss from operations	(2,790,396)	(1,689,574)	(108,012)
Other income (expenses):
Other income, net	—	10,478	82,621
Interest income	24,609	122,850	—
Interest expense	(59,974)	(30,463)	(21,946)
Total other income (expense)	(35,365)	102,865	60,675
Loss before provision (benefit) for income taxes	(2,825,761)	(1,586,709)	(47,337)
Benefit for income taxes	(369,069)	(134,736)	—
Net loss	$(2,456,692)	$(1,451,973)	$(47,337)
Weighted average number of shares outstanding,
basic and diluted	5,618,127	5,398,289
Loss per share, basic and diluted	$(0.44)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2008

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2008	5,618,127	$562	—	$—	$20,174,023	$(6,144,917)	$14,029,668
Share based compensation (Note 5)	—	—	—	—	102,632	—	102,632
Series A preferred stock in private placement (Note 9)	—	—	691	—	2,210,000	—	2,210,000
Transaction Fees relating to private placement (Note 9)	—	—	—	—	(248,745)	—	(248,745)
Net loss for the period (Unaudited)	—	—	—	—	—	(2,456,692)	(2,456,692)
Balance, March 31, 2008 (Unaudited)	5,618,127	$562	691	$—	$22,237,910	$(8,601,609)	$13,636,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Predecessor For the Nineteen Day Period Ended January 19, 2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss for the period	$(2,456,692)	$(1,451,973)	$(47,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	759,223	472,461	25,845
Amortization of debt discount	22,490	—	—
Share based compensation	102,632	41,896	—
Loss on disposal of fixed assets	10,106	—	—
Deferred income taxes	(369,069)	(134,736)	—
Amortization of favorable leases	29,589
Amortization of discount on securities held in Trust Fund	—	(30,886)	—
Changes in operating assets and liabilities (net of acquisition of Firestone):
Accounts receivable	(52,275)	(56,490)	44,222
Programming rights	(185,720)	26,322	10,764
Programming assets	1,781	—	—
Prepaid expenses and other current assets	(41,163)	(128,614)	315
Other assets	—	44	—
Accounts payable and accrued expenses	6,773	(503,628)	(80,979)
Programming obligations	113,223	(115,552)	—
Deferred revenue	2,494	20,000	(600)
Income taxes payable	(38,803)	(47,000)	—
Deferred rent	3,942	—	—
Net cash used in operating activities	(2,091,469)	(1,908,156)	(47,770)
INVESTING ACTIVITIES
Maturities of Securities held in Trust Fund	—	15,477,888	—
Purchases of property and equipment	(20,944)	—	—
Proceed from sale of property and equipment	6,931
Merger costs paid, net of cash aquired		(1,167,997)	—
Net cash provided by (used in) investing activities	(14,013)	14,309,891	—
FINANCING ACTIVITIES
Net proceeds received from series preferred stock	1,961,255	—	500,000
Net payments on line-of-credit	—	—	(694,000)
Payments on long term debt, related party	—	—	(100,000)
Restricted cash	(432)	—	—
Payments for redemptions of Class B Common Stock	—	(2,588,318)	—
Proceeds from borrowings on long-term debt	—	—	339,999
Net cash (used in) provided by financing activities	1,960,823	(2,588,318)	45,999
Net increase (decrease) in cash and cash equivalents	(144,659)	9,813,417	(1,771)
Cash and Cash Equivalents
Beginning of period	5,251,163	75,501	5,562
End of period	$5,106,504	$9,888,918	$3,791
Supplemental disclosure of cash flow information
Cash paid for income taxes	$82,279	$47,000	$—
Cash paid for interest	$37,639	$52,409	$21,946
Supplemental disclosure of non-cash activity
Value of common stock and warrants issued in Merger	$—	$6,611,750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS

Juniper Content Corporation (‘‘Juniper Content’’ or the ‘‘Company’’) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. The Company owns and operates ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish. The Company also provides satellite uplink services for network distribution and production facilities and services for program production.

The Company intends to establish ¡Sorpresa! as the leading brand for Hispanic children and their families, building upon ¡Sorpresa!’s current status in children’s programming to secure a significant position in the expanding U.S. Hispanic media marketplace. In addition, the Company plans to acquire niche content providers to allow it to participate in the accelerating growth of digital media and expand its operations and infrastructure through acquisitions of media and entertainment businesses that offer significant market potential.

Juniper Content is a Delaware corporation formerly known as Juniper Partners Acquisition Corp. (‘‘JPAC’’), which was incorporated on February 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business or businesses (‘‘Business Combination’’) JPAC was a ‘‘shell company’’ as defined in Rule 405 promulgated under the Securities Exchange Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act of 1934. In July 2005, JPAC effected an initial public offering of its securities (the ‘‘Offering’’). On January 19, 2007, JPAC acquired all of the outstanding capital stock of Firestone Communications, Inc. (‘‘Firestone’’) in exchange for its common stock and warrants (the ‘‘Merger’’). Immediately thereafter, JPAC changed its name to Juniper Content Corporation.

Firestone was incorporated in Delaware on July 7, 2003 following the merger of Broadcast Links, Inc. and Hispanic Television Network, Inc.

¡Sorpresa! Rights LLC was formed in Delaware on August 27, 2007, as a subsidiary of Juniper Content, to hold programming rights created or acquired by Firestone.

The Company emerged from the development stage upon consummation of the Merger and operates in one segment.

Since the consummation of the Merger, the Company has incurred significant operating and net losses and has not generated positive cash flows from operations.

At March 31, 2008, the Company had cash and cash equivalents of approximately $5.1 million compared to $9.8 million at March 31, 2007. This $4.7 million decrease in cash is attributable to the acquisition of Firestone, the Company’s working capital needs and the payment of the conversion amount to those Class B stockholders that voted against the Merger. On February 29, 2008 and March 18, 2008, the Company received gross proceeds totaling approximately $2.2 million from the sale of its securities (see Note 9). While the Company believes it will have sufficient working capital to fund its current operations through the first quarter of 2009, it will need to seek additional financing if its operations do not begin to generate positive cash flow. However, should circumstances warrant, management believes it could reduce or delay certain variable or discretionary costs to help meet its working capital needs. In addition, the Company is continually exploring and analyzing potential areas of additional financing.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed on

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS — (CONTINUED)

March 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Basis of Presentation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts of Juniper Content and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Predecessor

From its inception (February 3, 2005) until consummation of the Merger on January 19, 2007, Juniper Content had no substantial operations other than to serve as a vehicle for a Business Combination. Accordingly, since Juniper Content’s operating activities prior to the Merger are insignificant relative to those of Firestone, management believes that Firestone is Juniper Content’s predecessor. Management has reached this conclusion based upon evaluation of the applicable reporting requirements and relevant facts and circumstances, including the historical life of Firestone, the level of operations of Firestone, the purchase price paid for Firestone and the fact that the consolidated Company’s revenues and expenses after the Merger are most similar in all respects to those of Firestone’s historical periods. Accordingly, the historical operations and cash flow information of Firestone have been presented as ‘‘Predecessor’’ in this Quarterly Report on Form 10-Q for the nineteen day period ended January 19, 2007.

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (‘‘SAB’’) No. 104, ‘‘Revenue Recognition,’’ (‘‘SAB No.104’’), which requires that revenue be recorded when persuasive evidence of an arrangement exists, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable, and collectability is reasonably assured. If the payment due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as deferred revenues. Any expected losses on contracts are recognized when identified.

Revenues of the Company are primarily generated by the following sources:

Television network subscription revenue is recognized each month when the Company’s television programming service is delivered to the cable systems for distribution to their subscribers. This revenue consists of the monthly fees earned under multiple cable system operator (‘‘MSO’’) agreements (the ‘‘MSO Agreements’’) for each subscriber of programming. Since the number of subscribers is not determinable until MSO subscriber reports are received, the Company’s management determines a reasonable revenue estimate each reporting month. The Company receives subscriber count reports from MSO’s within 60 days following the end of the reporting month. The Company’s estimates are then adjusted to reflect actual revenue earned in the period. While the MSO Agreements govern the terms and conditions between the Company and local cable systems, each local cable system independently makes the decision to distribute the Company’s content. The MSO Agreements provide for an introductory free carriage period in which no subscriber fees are

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS — (CONTINUED)

paid to the Company after a system’s launch of the Company’s content. During the introductory free carriage period, no revenue is recorded by the Company. In addition, in most cases, since each local cable system has the right to terminate broadcasting at any time upon written notice, thus making the revenue not fixed or determinable until the revenue is received. As such, the Company cannot record revenue until the requirements of SAB No. 104 have been met.

Television Network advertising revenue is recognized each month as advertisements are aired. It consists of the fees earned by the sale of in-program advertising inventory. The rate per in-program advertisement is set at the time of the advertising inventory purchase. Direct response and per-inquiry advertising generates fees based on the number of customer inquiries received by the advertiser.

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

Network operations revenue is recognized each month as services are provided. These services consist of fees earned for distribution of third party network television programming to cable systems, direct broadcast satellite (‘‘DBS’’) services and broadcasters throughout the United States. These arrangements are subject to long-term agreements that range in term from one to ten years, and typically provide for escalating payments over the term of the contract and require customers’ payment of monthly fees in advance of services provided. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104. The Company recognizes revenue using the straight-line method over the term of the contract. On occasion, the Company offers network services to start-up companies. In such cases, the Company records revenue only to the extent of the amount which is deemed collectible on a monthly basis. Additional services such as occasional use of satellite bandwidth, uplink or downlink services are recognized in the month the service is provided.

Production services revenue is recognized in the month that production services are completed as defined by the production contract. It consists of fees earned for video and audio production, post production, remote production and studio rental services. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104.

Note 2 — REVENUE RECOGNITION

Contractual arrangements are reviewed regularly for significant revenue recognition judgments, particularly in the area of multiple deliverable elements (‘‘multiple element arrangements’’). Where multiple element arrangements exist, contract revenue is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under

Emerging Issues Task Force (‘‘EITF’’) Issue No. 00 – 21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables.’’ For the three months ended March 31, 2008, the Company had no such multiple element arrangements.

NOTE 3 — NET LOSS PER SHARE

Net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements

NOTE 3 — NET LOSS PER SHARE — (CONTINUED)

exercise of stock options and warrants. Diluted loss per share for the three months ended March 31, 2008 excludes 10,281,438 potentially issuable common shares primarily related to the Company’s outstanding stock options and warrants because the assumed issuance of such potential common shares is anti-dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods.

NOTE 4 — INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, ‘‘Income Taxes’’, (‘‘SFAS No. 109’’). Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and for tax net operating loss and tax credit carry-forwards, while deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In connection with the Merger, the Company has recognized deferred tax liabilities due to differences between the fair value for financial reporting purposes and the historical tax bases of the assets acquired in the Merger.

The Company has net operating loss carry-forwards available to offset future taxable income, some of which will expire through 2027, subject to limitations. The use of net operating loss tax carry-forwards of Firestone acquired in the Merger is limited due to the change in ownership of Firestone. Accordingly, due to such limitations on use of Firestone’s net operating loss carry forwards and Firestone’s history of losses, management believes it is more likely than not that the deferred tax assets acquired in the Merger will not be recognized and have established a valuation allowance to reduce the Firestone deferred tax assets to zero.

NOTE 5 — RECENTLY ISSUED PRONOUNCEMENTS

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157 ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’), which the Company adopted on January 1, 2008, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While SFAS No. 157 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 established the a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The Company currently does not have any financial assets or liabilities that require fair value adjustments on a recurring basis. Therefore, the adoption of SFAS No. 157 had no material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (the ‘‘FASB’’) issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’, (‘‘SFAS No. 141(R)’’). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements

NOTE 5 — RECENTLY ISSUED PRONOUNCEMENTS — (CONTINUED)

acquisition-related costs as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS No. 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51’’, (‘‘SFAS No. 160’’). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively.

The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition or results of operations.

Note 6 — Merger

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

In addition, the Merger Agreement also provided that Firestone’s stockholders would receive up to an additional 500,000 Class W Warrants and 500,000 Class Z Warrants if certain revenue and subscriber targets are attained in 2008.

Summarized below are the pro forma unaudited results of operations for the three months ended March 31, 2007 as if the Merger occurred at the beginning of 2007 and results of Firestone were included for the entire period. The pro forma results may not be indicative of the results that would have occurred if the Merger had been completed at the beginning of the period presented or of results which may be obtained in the future.

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements

Note 6 — Merger  — (CONTINUED)

Unaudited Proforma For the Three Months Ended March 31, 2007
Revenue	$621,677
Net loss before taxes	(1,634,046)
Net loss	$(1,499,310)
Basic and diluted loss per share	(0.27)
Weighted average common shares outstanding (basic and diluted)	5,398,289

Note 7 — Share-Based Compensation

Stock-Based Compensation Plan

During the three months ended March 31, 2008, pursuant to the 2006 Long Term Incentive Plan, 9,500 five-year options were granted to employees of the Company and 60,000 ten-year options were granted to members of the Board of Directors. During the three months ended March 31, 2008, 18,000 options were forfeited. The following table summarizes information concerning all options outstanding as of March 31, 2008.

Options
Nonvested at January 1, 2008	862,000
Granted	69,500
Forfeited	(18,000)
Outstanding at March 31, 2008	913,500
Exercisable at March 31, 2008	250,000

During the three months ended March 31, 2008 and 2007, the Company recognized compensation expense of $102,632 and $41,896, respectively, as a result of options issued to employees and members of the Board of Directors which is included in selling, general and administrative expense on the accompanying consolidated statement of operations.

Note 8 — related party transactions and long-term debt

As part of the Merger, the Company assumed a $2,998,678 principal amount loan of Firestone, which is due to a former shareholder of Firestone and one of the Company’s current shareholders, (the ‘‘Loan’’). All of Firestone’s other outstanding debts that exceeded $3,000,000 were retired as permitted in the Merger Agreement. The Loan is non-recourse to the ¡Sorpresa! network and related programming assets and services and to Juniper Content. The Loan bears interest at 5% per annum with interest payments commencing January 20, 2007 and continuing through September 1, 2008. Commencing on January 1, 2009 and on the first day of each calendar quarter, the Company will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three months ended March 31, 2008, the Company recognized $59,974 of interest expense on the Loan.

As the interest rate associated with the Loan was determined to be a below market borrowing rate for the Company, a debt discount of $441,805 was recorded at the time of the Merger. Such debt discount is being amortized using the effective interest method over the life of the loan. Amortization of debt discount for the three months ended March 31, 2008 was $22,490 and is included in interest expense on the accompanying consolidated statement of operations.

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements

Note 9 — CAPITAL Stock

Preferred Stock

The Company is authorized to issue up to 5,000    shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Series A Preferred Stock Private Placement

On February 29, 2008 and March 18, 2008, the Company issued an aggregate of 690.625 shares of its 7% Series A Convertible Preferred Stock (‘‘Preferred Stock’’) and 690,625 warrants. Of the warrants sold in the private placement, 345,312 (‘‘Class A Warrants’’) have an exercise price of $0.01 per share; 172,656 (‘‘Class B Warrants’’) have an exercise price of $2.50 per share; and 172,657 (‘‘Class C Warrants’’) have an exercise price of $5.00 per share. Each share of Preferred Stock is convertible at the holder’s option for an aggregate of 690,625 shares of common stock. Gross proceeds from the private placement of Series A Preferred was $2,210,000 less the transaction fees of $248,745 resulting in net proceeds of $1,961,255.

Dividends on the Preferred Stock accrue at 7% per annum commencing January 1, 2010. Accordingly, as of March 31, 2008, no dividends have been accrued.

The Company issued warrants to the lead investor in the private placement to purchase 96,688 shares of the Company’s common stock with an exercise price of $1.00 per share, exercisable immediately and expire on February 29, 2013.

The Class A Warrants, Class B Warrants and Class C Warrants will be exercisable via cash payment or cashless exercise, but shall not be exercisable via cashless exercise so long as a registration covering the Common Stock underlying the Preferred Stock and Warrants remains effective.

Registration Payment Arrangements

The Company accounts for registration rights included in financing agreements in accordance with FASB Staff Position EITF 00-19-2, ‘‘Accounting for Registration Payment Arrangements’’, (‘‘EITF-00-19-2’’). In accordance with EITF 00-19-2, the Company examines the probability that the registration of all shares of common stock in connection with future possible exercises of outstanding warrants or other securities to remain effective. The Company expects the registration of such shares to remain effective and therefore no contingent liability has been recorded as of March 31, 2008.

Common Stock

On January 19, 2007, Juniper Content’s stockholders adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 25,000,000 to 35,000,000. As of March 31, 2008, there are 5,618,127 shares of the Company’s common stock issued and outstanding. As of March 31, 2008, there are 19,113,935 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W warrants and Class Z warrants (representing 7,490,000 shares if all such warrants were exercised), the Plan (representing 563,500 options outstanding and 36,500 remaining shares reserved under the Plan for issuance), 350,000 options to the Chief Executive Officer outside the Plan, the Underwriter’s Purchase Option (‘‘UPO’’) issued on July 13, 2005 as part of the Offering (representing 400,000 shares if the UPO was exercised in full), and on February 29, 2008 and March 18, 2008, the Company issued 690.625 shares of Senior 7% Convertible Series A Preferred Stock, initially convertible into 690,625 shares of common stock, and five-year warrants to purchase an aggregate of 690,625 shares of

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements

Note 9 — CAPITAL Stock — (CONTINUED)

common stock in a private placement. The Company also issued five-year warrants to purchase an aggregate of 96,688 shares of common stock to the investor in the private placement as a rebate on the purchase price of the preferred stock and warrants.

Warrants

The Company has the following common stock warrants outstanding:

	Warrants	Exercise Price	Expiration
Founders’ warrants
Class W	812,500	$5.00	February 3, 2010
Class Z	812,500	$5.00	February 3, 2010
Warrants issued in connection with UPO
Class W	2,807,500	$5.00	February 3, 2010
Class Z	2,807,500	$5.00	February 3, 2010
Warrants issued in connection with Merger
Class W	125,000	$5.00	February 3, 2010
Class Z	125,000	$5.00	February 3, 2010
Warrants issued in connection with private placement
Class A	345,312	$0.01	February 28, 2013
Class B	172,656	$2.50	February 28, 2013
Class C	172,657	$5.00	February 28, 2013
Rebate warrants	96,688	$1.00	February 28, 2013
	8,277,313

note 10 — subsequent event

On April 17, 2008, the former President of Firestone was terminated without cause. Pursuant to his employment agreement, he will receive $235,000, equivalent to one year’s salary which will be paid over twelve months. The full amount will be accrued for in the quarter ended June 30, 2008.

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

Juniper Content was formed on February 3, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On January 19, 2007, Juniper Content consummated a merger with Firestone Communications, Inc. (‘‘Firestone’’), in which Firestone became its wholly owned subsidiary pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’), among Juniper Content, Firestone and certain stockholders of Firestone (the ‘‘Merger’’). At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of Juniper Content’s common stock, 125,000 Class W Warrants to purchase 125,000 shares of common stock and 125,000 Class Z Warrants to purchase 125,000 shares of common stock. The warrants issued in the Merger were identical to the warrants issued in Juniper Content’s initial public offering. A valuation of the purchase of Firestone, based on information provided by the Company’s management, was conducted by an independent third party and completed during the fourth quarter of 2007 as part of our year-end audit. The final valuation at January 19, 2007 of net tangible and intangible assets acquired in the transaction was approximately $16.0 million and assumed liabilities of $7.8 million for net purchase price of $8.2 million for Firestone.

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

On January 1, 2008, with our launch on Liberty Cablevision of Puerto Rico, we gained approximately 77,000 subscribers and surpassed our 1 million subscriber milestone. On March 31, 2008 with our launch on Comcast in the Fresno, California DMA, we now are available in 22 out of the top 25 Hispanic Designated Market Areas (‘‘DMAs’’). We have affiliation agreements with all the major multiple system operators (‘‘MSOs’’) including Time Warner, Cox, Comcast, NCTC, Cablevision and Charter. The network was also launched on 5 new local systems during January, 2008, and enjoyed an average annual monthly growth rate of 2.4% from February 2007 to February 2008. ¡Sorpresa! also had over 1,093,000 subscribers at February 2008, having grown its subscriber base by 33% from February 2007.

Subscriber Information

	Feb-08	Feb-07	Change	%
Period End Subscribers	1,093,772	822,971	270,801	33
Compounded Monthly Growth Rate	2.4%	3.9%

Late last year, we inaugurated ¡Sorpresa!’s new tagline – el mundo que imaginas – the world you imagine. We also refreshed the network’s channel lineup with high quality programming from internationally recognized producers and distributors, and created a new look and feel for the network which was launched on-air and on our website, SorpresaTV.com, in February, 2008. As part of our brand refresh, we adopted a new logo.

SorpresaTV.com currently targets Hispanic children ages 6-11 and features ¡Sorpresa! network programming along with games and user generated content. The Company plans to expand the website’s target demographic to include Hispanic preschoolers and their parents as well as 6-11 year-olds to become the destination of choice for this category, becoming both a revenue generator and a platform for the extension of the ¡Sorpresa! brand.

Sources of Revenue Overview

Television Network:    We own and operate ¡Sorpresa!, a Spanish language children’s television network and digital community. The television network is distributed over cable systems in the continental United States and Puerto Rico. ¡Sorpresa! digital content is distributed over internet, interactive, mobile and other broadband and digital platforms. We derive revenue with respect to ¡Sorpresa! primarily from cable television subscriber’s fees and also advertising from all platforms.

We earn subscription revenue from MSOs that carry ¡Sorpresa! programming, under the agreements between the MSOs and the Company (‘‘MSO Agreements’’). While an MSO Agreement governs the terms and conditions between the Company and the MSO’s cable systems, each local cable system that is part of an MSO independently makes the decision to distribute ¡Sorpresa!. The individual cable systems also determine how ¡Sorpresa! is packaged with other cable programming, in turn determining the number of subscribers to which it is made available. ¡Sorpresa! is either bundled with other program channels in tier services, which are available to tier subscribers who pay additional fees for tier programming, or may be offered as one of a cable system’s basic program channels, which are included to all system subscribers who pay for basic cable service. In U.S. markets, ¡Sorpresa! is typically offered in Hispanic tier packages. In Puerto Rican markets, ¡Sorpresa! is typically offered as part of basic cable service. The MSO agreements provide for monthly subscriber fees with annual rate increases. Usually, an agreement provides for an introductory free carriage period in which no subscriber fees are paid to us for the free period following the system’s launch of ¡Sorpresa!. MSOs calculate the number of subscribers for which fees are paid each month by averaging the subscriber count at the beginning and ending of each month.

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

Digital media revenue is recognized each month as advertisements are aired. It consists of the fees earned by the placement of advertisements on SorpresaTV.com and fees earned from third parties to license the Company’s content on their digital platforms. The rates for advertising are set at the time of the digital advertisement purchase. The fees received for distribution of content are defined by the content license agreements. The license agreements are typically for a period of one year.

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

We were notified by one of our third party network origination clients of their intent not to renew their contract on a long-term basis. They are now utilizing our services on a month-to-month basis which is expected to continue through some time in the second quarter. We are pursuing additional network origination clients.

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

Results of Operations

Three Months ended March 31, 2008 and 2007

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Revenues	$577,754	$504,985
Expenses
Operating	873,818	512,294
Selling, general and administrative	1,668,975	1,163,554
Advertising	66,134	46,250
Depreciation and amortization	759,223	472,461
Operating loss	(2,790,396)	(1,689,574)
Net loss	$(2,456,692)	$(1,451,973)

Revenues

Revenue during the three months ended March 31, 2008 was $577,754 as compared to $504,985 for the three months ended March 31, 2007. We are a programming service business which derives its revenue from three related revenue streams: Television Network (59%), Network Operations (41%), and Production Services activities (less than 1%). In addition, the three month period ending March 31, 2007 does not include a full three months’ activity as the Merger took place on January 19, 2007. Revenues for the first 19 days of 2007 were $116,692.

Expenses

Operating expenses were $873,818 for the three months ended March 31, 2008 as compared to $512,294 for the three months ended March 31, 2007. Costs increased in 2008 as compared to the same period in 2007 by $361,524 primarily as a result of $171,482 spent on additional personnel hired to expand the distribution of the television network and $ 106,689 spent on the enhancement of the network’s brand and on-air look which was offset by a $73,575 reduction in satellite bandwidth leased in relation to reduced third party client needs. In addition, the three month period ending March 31, 2007 does not include a full three months’ activity as the Merger took place on January 19, 2007. Operating expenses for the first 19 days of 2007 were $105,768.

Advertising expenses were $66,134 for the three months ended March 31, 2008 as compared to $46,250 for the three months ended March 31, 2007. Costs increased in 2008 as compared to the same period in 2007 by $19,884 primarily as a result of $22,063 spent on personnel hired to expand awareness of ¡Sorpresa!.

Selling, general and administrative expenses equaled $1,668,975 during the three months ended March 31, 2008 as compared to $1,163,554 during three months ended March 31, 2007. Costs increased in 2008 as compared to the same period in 2007 by $505,421, primarily as a result of $325,284 spent on personnel hired for corporate infrastructure and SEC reporting requirements and expenses associated with share-based compensation of $102,632. In addition, the three month period ending March 31, 2007 does not include a full three months’ activity as the Merger took place on January 19, 2007. Selling, general, and administrative expenses for the 19 day period ending January 19, 2007 was $93,091.

Depreciation and amortization expenses equaled $759,223 during the three months ended March 31, 2008. Depreciation expense on fixed assets was $124,601. Amortization of intangible assets acquired in the Merger was $634,622. Depreciation and amortization expenses equaled to $472,461 during the three months ended March 31, 2007. Depreciation expense on fixed assets was $130,021. Amortization of intangible assets acquired in the Merger was $356,101. Amortization expenses for 2008 as compared to the same period in 2007 increased due to the final allocation to identify intangible assets and liabilities acquired in the Merger not being completed until the last quarter of 2007.

Other Income (Expense):    Other income (expense) was ($35,365) and $102,865 during the three months ended March 31, 2008 and 2007, respectively. Other income (expense) during the three months ended March 31, 2008 relates primarily to interest income of $24,609 from investments and cash and cash equivalents offset by interest expense of $59,974. Other income (expense) during the three months ended March 31, 2007 was primarily due to interest income of $122,850 from investments held in a trust account and other revenue earned from finance charges and rental income of $6,082 and $4,321, respectively offset by interest expense of $30,463.

Provision (Benefit) for Income Taxes:    The provision (benefit) for income taxes during the three months ended March 31, 2008, and 2007 was ($369,069) and ($134,736), respectively. During the three months ended March 31, 2008 and 2007, we recognized a benefit for income tax for the three months’ net operating loss as it partially offset the deferred tax liability associated with certain assets acquired in the Merger.

Liquidity and Capital Resources

Long-Term Debt

As part of the Merger, the Company assumed a $2,998,678 principal amount loan of Firestone, which is owed to a former shareholder of Firestone and one of the Company’s current shareholders (the ‘‘Loan’’). The Loan remains non-recourse to the ¡Sorpresa! network and related programming assets and services and to Juniper Content. The Loan bears interest at 5% per annum and with interest payments commencing January 20, 2007 and continuing through September 1, 2008. Commencing on January 1, 2009 and on the first day of each calendar quarter, we will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three months ended March 31, 2008, the Company recognized $59,974 of interest expense on the Loan.

As the interest rate associated with the Loan was determined to be a below market borrowing rate for the Company, a debt discount of $441,805 was recorded at the time of the Merger. This debt discount is being amortized using the effective interest method over the life of the Loan. Amortization of debt discount for three months ended March 31, 2008 was $22,490 and is included in interest expense on the accompanying consolidated statement of operations. The debt discount balance as of March 31, 2008 is $356,092.

Former Class B Common Stock Conversions

In connection with the Merger, 16.7% of our outstanding Class B common stock voted against the Merger and exercised their rights to convert their shares into cash equal to a pro-rata distribution from the trust account established to hold proceeds from the initial public offering. The conversion price of $5.318 was calculated on January 17, 2007, two business days prior to the Merger vote.

Accordingly, we were required to convert to cash 481,100 shares of Class B common stock that were voted against the Merger for an aggregate of $2,588,318 or $5.38 per share. Upon payment of the conversion amount in February and March, 2007, to each Class B stockholder who voted against the Merger, we received and cancelled such shares of common stock. All shares of our Class B common stock automatically converted into shares of common stock upon consummation of the Merger.

Liquidity Assessment

Since the consummation of the Merger, the Company has incurred significant operating and net losses and has not generated positive cash flow from operations.

At March 31, 2008, the Company had cash and cash equivalents of approximately $5.1 million compared to $9.8 million at March 31, 2007. This $4.7 million decrease in cash is attributable to the acquisition of Firestone, the Company’s working capital needs and the payment of the conversion amount to those Class B stockholders that voted against the Merger. On February 29, 2008 and March 18, 2008, the Company received net proceeds totaling approximately $1.9 million from the sale of its securities. While we believe we will have sufficient working capital to fund its current operations through the first quarter of 2009, we will need to seek additional financing if its operations do not begin to generate positive cash flow. However, should circumstances warrant, management believes it could reduce or delay certain variable or discretionary costs to help meet its working capital needs. In addition, we are continually exploring and analyzing potential areas of additional financing.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

During the three months ended March 31, 2008 and 2007, net cash used in operations were $2,091,469 and $1,908,156, respectively, which consisted of a net loss of $2,456,692 (including non-cash expenses of $554,971) and $1,451,973 (including non-cash expenses of $379,621), respectively. Non-cash expenses for the period ending March 31, 2008 primarily consisted of $759,223 for depreciation and amortization, $22,490 for debt discount, $102,632 related to share based compensation, and $29,589 related to favorable lease terms offset by a benefit on deferred tax liability of $369,069. Non-cash expenses for the three months ended March 31, 2007 consisted of $472,461 for depreciation and amortization and $41,896 related to share based compensation offset by a benefit on deferred tax liability of $134,736 for the same period in 2007.

During the three months ended March 31, 2008 and 2007, net cash provided (used) by investing activities was ($14,013) and $14,309,891, respectively. During the three months ended March 31, 2008, investing activities were the result of capital expenditures for broadcast equipment and office equipment for new personnel. During the three months ended March 31, 2007, investing activities were the result of the release of the proceeds from trust.

Net cash received in financing activities during the three months ended March 31, 2008 was $1,960,823 resulting primarily from the sale of preferred stock, with net proceeds of $1,961,255, as compared to net cash used in financing activities of $2,588,318 during the same period in 2007 for the payments of redemptions of certain of our class B common stock to the stockholders who voted against the Merger.

Supplemental Information

Non-Generally Accepted Accounting Principles (‘‘Non-GAAP’’) Basis Financial Information for the Three Months Ended March 31, 2008 and 2007.

As a result of the Merger with Firestone which occurred on January 19, 2007, we are presenting the statements of operations of Firestone as our predecessor separately. Because we had no material business or operations prior to the Merger date, we are presenting below our results of operations, combined on an arithmetic basis, with those of Firestone for the relevant periods of each company during the three months ended March 31, 2008 and 2007. We refer to such combined financial information as being presented on a ‘‘Non-GAAP combined’’ basis and when we refer to ‘‘the three months ended March 31, 2008’’ and ‘‘the three months ended March 31, 2007’’ in this section, we are referring to the Non-GAAP combined periods. Such Non-GAAP combined financial information only constitutes the arithmetic sums of historical results described above with respect to the period and does not give effect to purchase accounting, interest expense or other pro forma adjustments resulting from the Merger. The Company’s historical financial information for the three months ended March 31, 2008 gives effect to purchase accounting adjustments from the date of Merger.

	Historical Firestone Nineteen Days Ended January 19, 2007	Historical Juniper Content Corporation For the Period from January 20, to March 31, 2007	(1) Combined For the Three Months Ended March 31, 2007	Historical Juniper Content Corporation For the Three Months Ended March 31, 2008	Changes from 2007 to 2008
					$	%
Revenue	$116,692	$504,985	$621,677	$577,754	$(43,923)	−7.07
Expenses	224,704	2,194,559	2,419,263	3,368,150	948,887	39.22
Net loss	$(47,337)	$(1,451,973)	$(1,499,311)	$(2,456,692)	$(957,381)	63.85

(1)	Represents on a Non-GAAP combined basis, the sum of the results of operations of Firestone for the nineteen days ended January 19, 2007 plus our consolidated results of operations for the three months ended March 31, 2007.

Results of Operations for the Three Months Ended March 31, 2008 as compared to the Non-GAAP Three Months Ended March 31, 2007

The following discussion sets forth our results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Revenues

The following summarizes the components of revenue on a Non-GAAP combined basis for the Non-GAAP three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Changes from 2007 to 2008
	2008	2007	$	%
Revenue
Television Network	$339,492	$272,912	$66,580	24.4
Network Operations Center	236,450	346,139	(109,689)	−31.7
Production Services	1,812	2,626	(814)	−31.0
Total Revenue	$577,754	$621,677	$(43,923)	−7.1

Overview

Our total revenue on a Non-GAAP combined basis decreased $43,923 or 7.1% for the three months ended March 31, 2008 as compared to the same period in 2007. The overall decrease was primarily driven by reduced Network Operations revenue partially offset by an increase in Television Network revenue.

Television Network Revenue

For the three months ended March 31, 2008, television network revenue on a Non-GAAP combined basis increased $66,580 or 24.4% as compared to the same period in 2007.

Subscriber revenue accounted for the majority of the increase in television network revenue, with $86,871 or 131%, which was reflective of the increase in average number subscribers for the year of 44.9% combined with an increase in rates of 2.5%. The growth in subscribers was reflective of management’s campaign during the year to market the ¡Sorpresa! network to drive growth within existing systems as well as to generate growth with additional systems.

Advertising revenue on a Non-GAAP combined basis increased $8,277 or 12% resulting from slightly higher sales of available commercial inventory. Advertising sales response has improved as we have surpassed the 1,000,000 subscriber threshold but will not impact revenues in this quarter.

Digital media revenue, earned through the sale of advertising and program distribution on varied digital platforms decreased $28,622 or 43% due primarily to fewer distribution partnerships in 2008. In the past, the primary source of digital media revenue was based on wireless distribution fees, however we believe advertising revenue through digital content will become more significant in the future as we leverage the opportunity in this developing area.

Network Operations Revenue

For the three months ended March 31, 2008, network operations revenue on a Non-GAAP combined basis decreased $109,689 or 32% as compared to the same period in 2007 primarily as a result of losing a client that has not been replaced in 2008. The loss of the client was the direct result of the client’s financial issues, rather than as a result of service performance issues. We currently manage three networks, one of which is ¡Sorpresa!. One of our third party network origination clients has notified us of their intent not to renew their contract on a long-term basis. However, the client is continuing to utilize our services on a short-term basis which is expected to continue through some time in the second quarter. This client accounts for $109,088 of revenue for the three months ended March 31, 2008. We are pursuing additional network origination clients.

Production Services Revenue

For the three months ended March 31, 2008, production services revenue on a Non-GAAP combined basis decreased $814 or 31% as compared to the same period in 2007. We reported minimal production revenue during the three months ended March 31, 2008 and 2007 as we engage in activities to increase our industry visibility and competitive stance.

Expenses

Operating expenses on a Non-GAAP combined basis increased $255,756 or 41% for the three months ended March 31, 2008 as compared to the same period in 2007. The primary drivers for the increase were increased costs of $141,708 or 61% for compensation and related fringe benefits and increased costs of additional personnel to promote distribution of both the television network and the digital platforms and $106,689 for the brand re-fresh to enhance the network’s brand and on-air look. Additional costs included $43,997 related to increases in employee travel and entertainment, $31,259 related to service and maintenance agreements for the network operations center, and $23,971 related to program licensing fees. These costs were partially offset by a reduction of $129,978, or 46%, in satellite bandwidth costs in direct relation to reduced third party client needs.

Advertising expenses on a Non-GAAP combined basis increased approximately $19,884 or 43% as compared to the same period in 2007 resulting from the implementation of new marketing efforts. Such increase during 2008 consisted primarily of costs due to marketing, ad agency and additional compensation and related fringe benefits and travel costs in the marketing department. The expenditures in this area are also reflective of the business plan to increase visibility within the industry.

Selling, general and administrative expenses on a Non-GAAP combined basis increased $412,330 or 33% for the three months ended March 31, 2008 as compared to the same period in 2007. This increase was primarily due to increased marketing, professional fees and expenses associated with the expansion of corporate infrastructure and hiring of new sales and corporate personnel partially offset by reduced bad debt. The increase in headcount with the expanded infrastructure accounted for increased salary expenses and related tax and benefit expense of $313,899 or 83% which include $102,632 in share-based compensation expense. The implementation of Sarbanes-Oxley compliance for the year resulted in the implementation expense of $35,407.

Depreciation and amortization expenses on a Non-GAAP combined basis increased $260,917 or 52% for the three months ended March 31, 2008 as compared to the same period in 2007. This increase was primarily due to changes to the valuation which was completed during the last quarter of 2007 to determine the fair values of the assets acquired and liabilities assumed of Firestone on January 19, 2007.

ITEM 3.	CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II

OTHER INFORMATION

ITEM 4.    EXHIBITS

(a)    Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 302 Certification by CFO

32 – Section 906 Certification by CEO and CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008

JUNIPER CONTENT CORPORATION
/s/ Stuart B. Rekant
Stuart B. Rekant Chairman of the Board and Chief Executive Officer
/s/ Herbert J. Roberts
Herbert J. Roberts Senior Vice President, Chief Financial Officer and Secretary