Form 10-Q
period 2008-06-30
Juniper Content Corp
filed 2008-08-14
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 13, 2008, 5,618,127 shares of common stock, par value $.0001 per share, were outstanding.

Juniper Content Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,048,477	$5,251,163
Accounts receivable, net	266,689	232,621
Programming rights	219,954	153,392
Prepaid expenses and other current assets	230,880	150,348

Total current assets	3,766,000	5,787,524

Long term assets:
Programming assets, net	16,029	19,591
Property and equipment, net	2,543,591	2,715,515
Restricted cash	94,710	94,092
Intangible assets, net (Note 6)	8,824,537	10,160,342
Goodwill, net (Note 6)	157,166	157,166
Other assets	57,495	57,495
Programming rights long term	328,401	125,644

Total assets	$15,787,929	$19,117,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,357,614	$1,190,158
Deferred revenue	49,602	44,847
Programming obligations	378,933	177,642
Income taxes payable	—	38,803

Total current liabilities	1,786,149	1,451,450
Long term liabilities:
Long-term debt, related party, net of debt discount of $311,113 and $356,092 as of June 30, 2008 and December 31, 2007, respectively (Note 8)	2,687,564	2,642,585
Programming obligations	—	37,125
Deferred rent	16,620	9,199
Deferred tax liability, net	193,054	947,343

Total liabilities	4,683,387	5,087,702
Commitments and contingencies
Stockholders’ equity (Note 7 and 9)
Preferred stock, par value $.0001 per share, 2,000 shares authorized, 0 shares issued
Series A Preferred stock, par value $.0001 per share, 3,000 shares authorized, 691 shares issued
Common stock, par value $.0001 per share, 35,000,000 shares authorized, 5,618,127 shares issued and outstanding	562	562
Additional paid-in capital	22,296,828	20,174,023
Accumulated deficit	(11,192,848)	(6,144,918)

Total stockholders’ equity	11,104,542	14,029,667

Total liabilities and stockholders’ equity	$15,787,929	$19,117,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
Condensed Consolidated Statements of Operations

		For the			Predecessor
		Three	For the Six	For the Six	For the
		Months	Months	Months	Nineteen Day
	For the Three	Ended	Ended	Ended	Period
	Months Ended	June 30,	June 30,	June 30,	Ended
	June 30, 2008	2007	2008	2007	January 19,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	2007

Revenues	$594,004	$583,755	$1,171,758	$1,088,740	$116,692
Expenses:
Operating cost of services	840,676	799,778	1,714,494	1,312,072	105,768
Selling, general and administrative (Note 7)	1,713,402	1,368,294	3,382,377	2,531,848	93,091
Advertising	199,177	122,161	265,311	168,410	—
Depreciation and amortization	768,422	630,173	1,527,645	1,102,634	25,845

Loss from operations	(2,927,673)	(2,336,651)	(5,718,069)	(4,026,224)	(108,012)

Other income (expenses):
Other income, net	—	23,828	—	34,306	82,621
Interest income	11,187	109,382	35,796	232,232
Interest expense	(59,973)	(36,952)	(119,947)	(67,415)	(21,946)

Total other income (expense)	(48,786)	96,258	(84,151)	199,123	60,675

Loss before benefit for income taxes	(2,976,459)	(2,240,393)	(5,802,220)	(3,827,101)	(47,337)

Benefit for income taxes	385,220	1,202,255	754,289	1,336,991	—

Net loss	$(2,591,239)	$(1,038,138)	$(5,047,931)	$(2,490,110)	$(47,337)

Weighted average number of shares outstanding, basic and diluted	5,618,127	5,618,127	5,618,127	5,508,815

Loss per share, basic and diluted	$(0.46)	$(0.18)	$(0.90)	$(0.45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2008

			Series A
	Common Stock		Preferred Stock		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in capital	Earnings	Total

Balance, January 1, 2008	5,618,127	$562	—	—	$20,174,023	$(6,144,917)	$14,029,668
Share based compensation (Note 5)	—	—	—	—	161,550	—	161,550
Series A preferred stock in private placement (Note 9)	—	—	691	—	2,210,000	—	2,210,000
Transaction Fees relating to private placement (Note 9)	—	—	—	—	(248,745)	—	(248,745)
Net loss for the period (Unaudited)	—	—	—	—	—	(5,047,931)	(5,047,931)

Balance, June 30, 2008 (Unaudited)	5,618,127	$562	691	—	$22,296,828	$(11,192,848)	$11,104,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Content Corporation
Condensed Consolidated Statements of Cash Flows

			Predecessor
			For the
		For the Six	Nineteen Day
	For the Six	Months	Period Ended
	Months Ended	Ended June	January 19,
	June 30, 2008	30, 2007	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net loss for the period	$(5,047,931)	$(2,490,110)	$(47,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,527,645	1,102,634	25,845
Amortization of debt discount	44,979	—	—
Share based compensation	161,550	248,993	—
Loss on disposal of fixed assets	10,106	—	—
Bad debt recovery	3,835	—	—
Deferred income taxes	(754,289)	(1,336,991)	—
Amortization of favorable leases	59,508	—
Amortization of discount on securities held in Trust Fund	—	(30,886)	—
Changes in operating assets and liabilities (net of acquisition of Firestone):
Accounts receivable	(37,903)	(32,484)	44,222
Programming rights	(269,319)	66,839	10,764
Programming assets	3,562		—
Prepaid expenses and other current assets	(80,532)	(171,565)	315
Other assets	—	44	—
Accounts payable and accrued expenses	167,457	(522,240)	(80,979)
Programming obligations	164,166	(136,635)	—
Deferred revenue	4,755	21,903	(600)
Deferred leases	—	286,414	—
Income taxes payable	(38,803)	(47,000)	—
Deferred rent	7,421	—	—

Net cash used in operating activities	(4,073,793)	(3,041,084)	(47,770)

INVESTING ACTIVITIES
Maturities of Securities held in Trust Fund	—	15,477,888	—
Purchases of property and equipment	(96,461)	(249,542)	—
Proceeds from sale of property and equipment	6,931	—	—
Merger costs paid, net of cash acquired	—	(1,167,997)	—

Net cash provided by (used in) investing activities	(89,530)	14,060,349	—

FINANCING ACTIVITIES
Net proceeds received from series preferred stock	1,961,255	—	500,000
Net payments on line-of-credit	—	—	(694,000)
Payments on long term debt, related party	—	—	(100,000)
Restricted cash	(618)	(92,862)	—
Payments for redemptions of Class B Common Stock	—	(2,588,318)	—
Proceeds from borrowings on long-term debt			339,999

Net cash (used in) provided by financing activities	1,960,637	(2,681,180)	45,999

Net increase (decrease) in cash and cash equivalents	(2,202,686)	8,338,085	(1,771)

Cash and Cash Equivalents

Beginning of period	5,251,163	75,501	5,562

End of period	$3,048,477	$8,413,586	$3,791

Supplemental disclosure of cash flow information
Cash paid for income taxes	$82,279	$47,000	$—

Cash paid for interest	$74,968	$67,415	$21,946

Supplemental disclosure of non-cash activity
Value of common stock and warrants issued in Merger	$—	$6,611,750	$—

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
     Firestone was incorporated in Delaware on July 7, 2003 following the merger of Broadcast Links, Inc. and Hispanic Television Network, Inc.
     ¡Sorpresa! Rights, LLC was formed in Delaware on August 27, 2007, as a subsidiary of Juniper Content, to hold programming rights created or acquired by Firestone.
     The Company emerged from the development stage upon consummation of the Merger and operates in one segment.
     The company has incurred significant losses since the Merger and has not generated positive cash flow from operations.
     At June 30, 2008 the company had cash and cash equivalents of approximately $3 million compared to $8.4 million at June 30, 2007. On February 29, 2008 and March 18, 2008, the Company received net proceeds totaling approximately $2 million from the sale of its securities (Note 9). The resulting $5.4 million decrease in cash is attributable to building the ¡Sorpresa! Network and its Digital Community and the Company’s working capital needs. Management believes that the cash levels will be sufficient to fund the Company’s operations only through December 31, 2008.
     Pursuant to an amendment dated July 31, 2008, the related party note holder extended the commencement of the principal payments for one year (Note 8). We need to raise additional funding and are actively engaged in the process of securing the additional funds through debt and equity financings. Management also believes it could reduce or delay certain variable or discretionary costs to help meet its working capital needs. There is no assurance that we will be successful in our efforts. In light of the foregoing, substantial doubt is raised as to the company’s ability to continue as a going concern.

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS — (CONTINUED)
Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed on March 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
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
     Revenues of the Company are primarily generated by the following sources:

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)
     Television network subscription revenue is recognized each month when the Company’s television programming service is delivered to the cable systems for distribution to their subscribers. This revenue consists of the monthly fees earned under multiple cable system operator (‘‘MSO’’) agreements (the ‘‘MSO Agreements’’) for each subscriber of programming. Since the number of subscribers is not determinable until MSO subscriber reports are received, the Company’s management determines a reasonable revenue estimate each reporting month. The Company receives subscriber count reports from MSO’s within 60 days following the end of the reporting month. The Company’s estimates are then adjusted to reflect actual revenue earned in the period. While the MSO Agreements govern the terms and conditions between the Company and local cable systems, each local cable system independently makes the decision to distribute the Company’s content. The MSO Agreements provide for an introductory free carriage period in which no subscriber fees are paid to the Company after a system’s launch of the Company’s content. During the introductory free carriage period, no revenue is recorded by the Company for that system. In addition, in most cases, each local cable system has the right to terminate broadcasting at any time upon prior written notice, making revenue not fixed or determinable until it is received. As such, the Company cannot record revenue until the requirements of SAB No. 104 have been met.
     Television Network advertising revenue is recognized each month as advertisements are aired. It consists of the fees earned from the sale of in-program advertising inventory. The rate per in-program advertisement is set at the time of the advertising inventory purchase. Direct response and per-inquiry advertising generates fees based on the number of customer inquiries received by the advertiser.
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
     Network operations revenue is recognized each month as services are provided. These services consist of fees earned for distribution of third party network television programming to cable systems, direct broadcast satellite (‘‘DBS’’) services and broadcasters throughout the United States. These arrangements are subject to long-term agreements that range in term from one to ten years, and typically provide for escalating payments over the term of the contract, requiring customers’ payment of monthly fees in advance of services provided. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104. The Company recognizes revenue using the straight-line method over the term of the contract. On occasion, the Company offers network services to start-up companies. In such cases, the Company records revenue only to the extent of the amount which is deemed collectible on a monthly basis. Additional services such as occasional use of satellite bandwidth, uplink or downlink services are recognized in the month the service is provided.
     Production services revenue is recognized in the month that production services are completed as defined by the production contract. It consists of fees earned for video and audio production, post-production, remote production and studio rental services. Advance payments are recorded as deferred revenue until such recognition meets the requirement of SAB No. 104.
     Contractual arrangements are reviewed regularly for significant revenue recognition judgments, particularly in the area of multiple deliverable elements (‘‘Multiple Element Arrangements’’). Where Multiple Element Arrangements exist, contract revenue is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force (‘‘EITF’’) Issue No. 00 – 21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables.’’ For the three and six months ended June 30, 2008, the Company had no such Multiple Element Arrangements.

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)
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
Fair Value of Financial Instruments
     The fair values of the Company’s assets and liabilities that qualify as financial instruments (Note 5) including cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value. Except as disclosed in Note 8, long-term obligations approximate fair value as the interest rates related to such obligations currently approximate market rates. As the interest rate associated with the related party loan (Note 8) was determined to be a below market borrowing rate for the Company, a debt discount was recorded at the time of the Merger. Such debt discount is being amortized using the effective interest method over the life of the loan.
NOTE 3 — NET LOSS PER SHARE
     Net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the six months ended June 30, 2008 excludes 10,204,105 potentially issuable common shares primarily related to the Company’s outstanding stock options and warrants because the assumed issuance of such potential common shares is anti-dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods.
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
     The Company has net operating loss carry-forwards available to offset future taxable income, some of which will expire through 2027, subject to limitations. The use of net operating loss tax carry-forwards of Firestone, acquired in the Merger, is limited due to the change in ownership of Firestone. Accordingly, due to such limitations on use of Firestone’s net operating loss carry-forwards and Firestone’s history of losses, management believes it is more likely than not that the deferred tax assets acquired in the Merger will not be recognized and have established a valuation allowance to reduce the Firestone deferred tax assets to zero.

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
     In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51’’, (‘‘SFAS No. 160 ’’). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition or results of operations.
     In April 2008, the FASB issued Final FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other guidance under U.S. Generally Accepted Accounting Principles. We do not anticipate the adoption of this FSP will have a material effect on the Company’s financial statements. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.
     Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on the accompanying consolidated financial statements.

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
     In addition, the Merger Agreement also provided that Firestone’s stockholders would receive up to an additional 500,000 Class W Warrants and 500,000 Class Z Warrants if certain revenue and subscriber targets are attained in 2008. As of June 30, 2008 it was not probable that these targets will be attained.
     Summarized below are the pro forma unaudited results of operations for the six months ended June 30, 2007 as if the Merger occurred at the beginning of 2007 and results of Firestone were included for the entire period. The pro forma results may not be indicative of the results that would have occurred if the Merger had been completed at the beginning of the period presented or of results which may be obtained in the future.

Unaudited Pro forma
For the Six Months
Ended
June 30, 2007
Revenue	$1,205,432
Net loss before taxes	(3,874,439)
Net loss	$(2,537,448)
Basic and diluted loss per share	(0.50)
Weighted average common shares outstanding (basic and diluted)	5,113,925

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements
NOTE 7 — SHARE-BASED COMPENSATION
   Stock-Based Compensation Plan
     During the six months ended June 30, 2008, pursuant to the 2006 Long Term Incentive Plan, 53,500 five-year options were granted to employees of the Company and 76,000 ten-year options were granted to members of the Board of Directors. During the six months ended June 30, 2008, 114,333 options were forfeited. The following table summarizes information concerning all options outstanding as of June 30, 2008.

Options
Nonvested at January 1, 2008	862,000
Granted	129,500
Forfeited	(114,333)
Outstanding at June 30, 2008	877,167

Exercisable at June 30, 2008	343,333

*The weighted average exercise price of options outstanding at June 30, 2008 was $3.37 per share.
     During the three and six months ended June 30, 2008, the Company recognized compensation expense of $58,918 and $161,550, respectively, as a result of options issued to employees and members of the Board of Directors which is included in selling, general and administrative expense on the accompanying Condensed Consolidated Statement of Operations. Compensation expense for the three and six months ended June 30, 2007 was $207,097 and $248,993, respectively.
NOTE 8 — RELATED PARTY TRANSACTIONS AND LONG-TERM DEBT
     As part of the Merger, the Company assumed a $2,998,678 principal amount loan of Firestone, which is due to a former shareholder of Firestone and one of the Company’s current shareholders (the ‘‘Loan’’). All of Firestone’s other outstanding debts that exceeded $3,000,000 were retired as permitted in the Merger Agreement. The Loan is non-recourse to the ¡Sorpresa! Network and related programming assets and services and to Juniper Content. The Loan bears interest at 5% per annum with interest payments commencing January 20, 2007 and continuing through September 1, 2009. Pursuant to an amendment dated July 31, 2008, commencing on January 1, 2010 and on the first day of each calendar quarter, the Company will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three and six months ended June 30, 2008, the Company recognized $59,973 and $119,947, respectively, of interest expense on the Loan.
     As the interest rate associated with the Loan was determined to be a below market borrowing rate for the Company, a debt discount of $441,805 was recorded at the time of the Merger. Such debt discount is being amortized using the effective interest method over the life of the loan. Amortization of debt discount for the six months ended June 30, 2008 was $44,979 and is included in interest expense on the accompanying Consolidated Statement of Operations.
     On April 17, 2008, the former President of Firestone was terminated without cause. Pursuant to his employment agreement, he will receive $235,000, equivalent to one year’s salary which will be paid over twelve months. The full amount has been expensed as of the date of termination.

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
     Dividends on the Preferred Stock accrue at 7% per annum commencing January 1, 2010. Accordingly, as of June 30, 2008, no dividends have been accrued.
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
Registration Payment Arrangements
     The Company accounts for registration rights included in financing agreements in accordance with FASB Staff Position EITF 00-19-2, ‘‘Accounting for Registration Payment Arrangements’’, (‘‘EITF-00-19-2’’). In accordance with EITF 00-19-2, the Company examines the probability that the registration of all shares of common stock in connection with future possible exercises of outstanding warrants or other securities to remain effective. The Company expects the registration of such shares to remain effective and therefore no contingent liability has been recorded as of June 30, 2008.
Common Stock
     On January 19, 2007, Juniper Content’s stockholders adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 25,000,000 to 35,000,000. As of June 30, 2008, there are 5,618,127 shares of the Company’s common stock issued and outstanding. As of June 30, 2008, there are 19,177,768 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W warrants and Class Z warrants (representing 7,490,000 shares if all such warrants were exercised), the Plan (representing 563,500 options outstanding and 36,500 remaining shares reserved under the Plan for issuance), 350,000 options to the Chief Executive Officer outside the Plan, the Underwriter’s Purchase Option (‘‘UPO’’) issued on July 13, 2005 as part of the Offering (representing 400,000 shares if the UPO was exercised in full), and on February 29, 2008 and March 18, 2008, the Company issued 690.625 shares of Senior 7% Convertible Series A Preferred Stock, initially convertible into 690,625 shares of common stock, and five-year warrants to purchase an aggregate of 690,625 shares of

Juniper Content Corporation
Notes to Condensed Consolidated Financial Statements
NOTE 9 — CAPITAL STOCK — (CONTINUED)
common stock in a private placement. The Company also issued five-year warrants to purchase an aggregate of 96,688 shares of common stock to the investor in the private placement as a rebate on the purchase price of the preferred stock and warrants.
Warrants
     The Company has the following common stock warrants outstanding:

	Warrants	Exercise Price	Expiration
Founders’ warrants
Class W	812,500	$5.00	February 3, 2010
Class Z	812,500	$5.00	February 3, 2012
Warrants issued in connection with UPO
Class W	2,807,500	$5.00	February 3, 2010
Class Z	2,807,500	$5.00	February 3, 2012
Warrants issued in connection with Merger
Class W	125,000	$5.00	February 3, 2010
Class Z	125,000	$5.00	February 3, 2012
Warrants issued in connection with private placement
Class A	345,312	$0.01	February 28, 2013
Class B	172,656	$2.50	February 28, 2013
Class C	172,657	$5.00	February 28, 2013
Rebate warrants	96,688	$1.00	February 28, 2013

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
Business Overview
     Juniper Content Corporation (“Juniper Content” or “the Company”) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. The Company owns and operates ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish. We also provide satellite uplink services for network distribution and production facilities and services for program production.
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
     Juniper Content was formed on February 3, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On January 19, 2007, Juniper Content consummated a merger with Firestone Communications, Inc. (‘‘Firestone’’), in which Firestone became its wholly owned subsidiary pursuant to the Agreement and Plan of Merger dated August 15, 2006 (‘‘Merger Agreement’’), among Juniper Content, Firestone and certain stockholders of Firestone (‘‘Merger’’). At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of Juniper Content’s common stock, 125,000 Class W Warrants to purchase 125,000 shares of common stock and 125,000 Class Z Warrants to purchase 125,000 shares of common stock. The warrants issued in the Merger were identical to the warrants issued in Juniper Content’s initial public offering. A valuation of the purchase of Firestone, based on information provided by the Company’s management, was conducted by an independent third party and completed during the fourth quarter of 2007 as part of our year-end audit. The final valuation at January 19, 2007 of net tangible and intangible assets acquired in the transaction was approximately $16.0 million and assumed liabilities were $7.8 million for a net purchase price of $8.2 million for Firestone.
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

     The growth of the Hispanic television audience and increased channel capacity offers us the opportunity to secure distribution of ¡Sorpresa! on more cable and satellite systems, and attract more viewers in each market where the service is available. If we are successful in capitalizing on these opportunities, we will increase our audience and the value of our advertising inventory, which, coupled with industry-wide increases in Hispanic advertising spending, is likely to increase our advertising revenues in the future. Although exploiting these advertising opportunities will require us to incur additional expenses associated with engaging internal staff and outside advertising sales organizations, these expenses are controllable and are incremental relative to the potential for increased revenue.
Operational Overview
     We have made significant progress since our Merger with Firestone in January, 2007. We have built our management team and infrastructure, enhanced our programming efforts, significantly increased our cable distribution and advertising sales capabilities, and furthered awareness of the ¡Sorpresa! brand. In 2007, the Company focused on positioning ¡Sorpresa! for long-term growth by putting in place a competitive programming schedule, developing and implementing new marketing initiatives with cable operators, and intensifying our outreach to advertising agencies and marketers while substantially increasing the number of subscribers that receive ¡Sorpresa!. We believe these efforts will allow us to better access Hispanic advertising spending which continues to outpace the general market. According to the U.S. Census, the Hispanic demographic is the fastest growing segment in the U.S., currently comprising approximately 15% of the total population, with 1 in 4 under 14 years of age. While these numbers are rising, AdWeek reports that Hispanics are still under-indexed, with only 3.3% of ad dollars being spent on 14.7% of the population in 2007.
     ¡Sorpresa! is available in 22 out of the top 25 Hispanic Designated Market Areas (‘‘DMAs’’). We have affiliation agreements with all the major multiple system operators (‘‘MSOs’’) including Time Warner, Cox, Comcast, NCTC, Cablevision and Charter. The network was also launched in Jacksonville, Denver, Chattanooga, and Boston DMAs, accounting for 7 new local systems during the second quarter, as well as in Santa Maria in August, and enjoyed an average annual monthly growth rate of 1.9% from May 2007 to May 2008. ¡Sorpresa! also had over 1,130,000 subscribers at May 2008, having grown its subscriber base by 25% from May 2007.
Subscriber Information

	May-08	May-07	Change	%
Period End Subscribers	1,130,575	904,653	225,922	25
Compounded Monthly Growth Rate	1.9%	3.9%

¡Sorpresa! Subscriber Growth
12 months
     ¡Sorpresa! continued to expand its programming lineup and on-air elements in support of the overall branding of the Network. During second quarter, we launched 5 new animated series across our three audience segments. The series Telmo and Tula: Arts and Crafts and Tweenies target preschoolers, Telmo and Tula: Little Cooks and Sonic Underground air in the afternoon for kids, and the primetime block now includes Erky and Perky for tweens and teens. We have also implemented our “Juega Como un MLS Pro” (translated “Play Like an MLS Pro”) seven-month joint initiative, in partnership with Major League Soccer, to promote active and healthy lifestyles to young audiences.
     SorpresaTV.com currently targets Hispanic children ages 6-11 and features ¡Sorpresa! Network programming along with games and user generated content. The Company plans to expand the website’s target demographic to include Hispanic preschoolers and their parents, in addition to our existing audience, and to become the online destination of choice for this category, becoming both a revenue generator and a platform for the extension of the ¡Sorpresa! brand. We added over 100 pages of new content and launched an MLS content partnership.
Sources of Revenue Overview
     Television Network:    We own and operate ¡Sorpresa!, a Spanish language children’s television network and digital community. The television network is distributed over cable systems in the continental United States and Puerto Rico. ¡Sorpresa! digital content is distributed over the internet, mobile and other broadband and digital platforms. We derive revenue with respect to ¡Sorpresa! primarily from cable television subscribers’ fees and also the sale of advertising spots across all platforms.
     We earn subscription revenue from MSOs that carry ¡Sorpresa! programming, under the agreements between the MSOs and the Company (‘‘MSO Agreements’’). While an MSO Agreement governs the terms and conditions between the Company and the MSO’s cable systems, each local cable system that is part of an MSO independently makes the decision to distribute ¡Sorpresa!. The individual cable systems also determine how ¡Sorpresa! is packaged with other cable programming, in turn determining the number of subscribers to which it is made available. ¡Sorpresa! is either bundled with other program channels in tier services, which are available to subscribers who pay additional fees for tier programming, or may be offered as one of a cable system’s basic program channels, which are available to all system subscribers who pay for basic cable service. In U.S. markets, ¡Sorpresa! is typically offered in Hispanic tier packages. In Puerto Rican markets, ¡Sorpresa! is typically offered as part of basic cable service. The MSO agreements provide for monthly subscriber fees with annual rate increases. Usually, an agreement provides for an introductory free carriage period in which no subscriber fees are paid to us for the period following the system’s launch of ¡Sorpresa!. MSOs calculate the number of subscribers for which fees are paid each month by averaging the subscriber count at the beginning and ending of each month.
     These affiliation agreements typically provide for payments to us based on each subscriber who receives the ¡Sorpresa! Network. The agreements also usually include “Most Favored Nation” (‘‘MFN’’) clauses which obligate us to offer the operator any more favorable economic terms we negotiate with any other MSO. Although the affiliation agreements currently provide for payments of subscriber fees to us, we may determine in the future that it is in our best interest to enter into new affiliation agreements or adjustments to existing agreements that will trigger the MFN clauses of the existing affiliation agreements thereby reducing or eliminating altogether the revenue received from subscriber fees under some or all of the existing affiliation agreements.
     We earn advertising revenue from the sale of advertising inventory on ¡Sorpresa! and its digital community. Historically, ¡Sorpresa! advertising revenue has been generated primarily from direct response spots, per inquiry advertising and infomercials. We believe the growth of advertising revenue will result from increased distribution of the network. The rates that we can charge for advertising inventory depend upon a number of factors including audience size, advertiser and agency budgets, and the relative strength or weakness of rates in the general advertising market. The market for children’s advertising is subject to seasonal variations with a substantial portion of overall advertising placed in the third and fourth quarters.
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
     We were notified by one of our third party network origination clients of their intent not to renew their contract on a long-term basis. They are now utilizing our services on a month-to-month basis which is expected to continue through some time in the fourth quarter. We are pursuing additional network origination clients.
     Production Services:    We earn production services revenue from third party television and advertising customers to which we provide video and audio production, post-production, remote production and studio rental services. Production service engagements typically range from a period of a few days to three months or more in length.
Expense Overview
     Operating Expenses:    Operating expenses consist primarily of programming acquisition and licensing fees, satellite bandwidth, tradeshow costs, compensation and related fringe benefits paid to departmental personnel. We plan to use independent contractors and producers to provide services on a project-by-project basis where appropriate in an effort to avoid build-up of overhead infrastructures.
     Advertising Expenses:    Advertising expenses consist primarily of costs due to public relations and marketing consultant fees, market research, on-air branding, compensation and related fringe benefits, and travel costs in the marketing department. Advertising costs are expected to grow significantly over current expenditures as we implement a new marketing strategy. The strategy to enhance awareness of Juniper Content and its ¡Sorpresa! Network includes increased emphasis on publicity, promotions, tradeshows, our website and the engagement of internal staff and sales organizations.
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
     Depreciation and Amortization Expense:    Depreciation and amortization expenses consist of the current year’s use of the tangible and intangible assets, most of which were obtained in the merger of Firestone, as calculated by using a straight-line method over the estimated useful lives of the assets. Tangible assets consist of broadcast, studio and office equipment located in our facilities. Intangible assets consist of the values associated with our MSOs’ and other clients’ contracts, trademarks, employment contracts, and the favorable terms on our related party’s facility lease.

Results of Operations
Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$594,004	$583,755	$1,171,758	$1,088,740
Expenses
Operating	840,676	799,778	1,714,494	1,312,072
Selling, general and administrative	1,713,402	1,368,294	3,382,377	2,531,848

Advertising	199,177	122,161	265,311	168,410

Depreciation and amortization	768,422	630,173	1,527,645	1,102,634
Operating loss	(2,927,673)	(2,336,651)	(5,718,069)	(4,026,224)
Net (loss)	$(2,591,239)	$(1,038,138)	$(5,047,931)	$(2,490,110)
Revenue
     Revenue during the three months ended June 30, 2008 was $594,004 as compared to $583,755 for the three months ended June 30, 2007. We are a programming service business which derives its revenue from three related revenue streams: Television Network (59%), Network Operations (40%), and Production Services activities (less than 1%). Television Network revenue increased by $58,185 or 20% due to strong subscriber growth. This subscriber growth lead to higher revenue from subscriber fees and advertising sales which were partially offset by a decrease in digital media because two agreements were not renewed: $47,564 or 353%, $31,630 or 13%, and $(21,009) or (68%), respectively for advertising revenue, subscription revenue, and digital media revenue. Network Operations decreased by $51,045 or 18% due to the loss of a client that was not replaced in 2008. Production Services revenue increased by $3,109 or 633% due to successful efforts to enhance our industry visibility and competitive position.
     Revenue during the six months ended June 30, 2008 was $1,171,758 as compared to $1,088,740 for the six months ended June 30, 2007. In addition, the six month period ended June 30, 2007 does not include a full six months’ activity as the Merger took place on January 19, 2007. Revenues for the first 19 days of 2007 were $116,692. We are a programming service business which derives its revenue from three related revenue streams: Television Network (59%), Network Operations (41%), and Production Services activities (less than 1%). Television Network revenue increased by $179,214 or 35% due to a strong subscriber growth. This subscriber growth lead to higher revenue from subscriber fees and advertising sales which were partially offset by a decrease in digital media because two agreements were not renewed: $155,932 or 38%, $66,784 or 174%, and $(43,502) or (74%), respectively for subscription revenue, advertising revenue and digital media revenue. Network Operations decreased by $99,936 or 17% due to the loss of a client that was not replaced in 2008. Production Services revenue increased by $3,740 or 224% due to successful efforts to enhance our industry visibility and competitive position.
Expenses
     Operating expenses were $840,676 for the three months ended June 30, 2008 as compared to $799,778 for the three months ended June 30, 2007. Costs increased in 2008 as compared to the same period in 2007 by $40,898 primarily as a result of $66,788 spent on additional personnel hired to expand the distribution of the television network, additional $37,247 spent on travel, $33,260 spent on technical service agreements, $24,984 spent on the enhancement of the network’s brand and on-air look, $14,791 spent on programming licenses, and $5,204 spent on the development of SorpresaTV.com website which was offset by a $143,240 reduction in satellite bandwidth leased in relation to reduced third party client needs.
     For the six months ended June 30, 2008 the operating expenses were $1,714,494 as compared to $1,312,072 for the six months ended June 30, 2007. Costs increased in 2008 as compared to the same period in 2007 by $402,422 primarily as a result of $243,160 spent on additional personnel hired to expand the distribution of the television network, $131,673 spent on the enhancement of the network’s brand and on-air look, $79,869 spent on additional travel to reach out clients, $53,893 spent on improving the reliability of our uplink services through technical service agreements, $35,263 spent on additional programming licenses, and additional $9,484 spent on the development of SorpresaTV.com website which was offset by a $216,815 reduction in satellite bandwidth leased in relation to reduced third party client needs. In addition, the six month period ended June 30, 2007 does not include a full six months’ activity as the Merger took place on January 19, 2007. Operating expenses for the first 19 days of 2007 were $105,768.
     Selling, general and administrative expenses equaled $1,713,402 during the three months ended June 30, 2008 as compared to $1,368,294 during three months ended June 30, 2007. Costs increased in 2008 as compared to the same period in 2007 by $345,108, primarily as a result of the $235,000 of severance expense incurred with the termination of the former President of Firestone and $89,048 spent on personnel hired for corporate infrastructure.
     Selling, general and administrative expenses equaled $3,382,377 during the six months ended June 30, 2008 as compared to $2,531,848 during six months ended June 30, 2007. Costs increased in 2008 as compared to the same period in 2007 by $850,529, primarily as a result of the $235,000 of severance expense in incurred with the termination of the former President of Firestone, and $272,297 spent on additional corporate personnel, SEC (SOX) reporting requirements and expenses associated with share based compensation of $161,550.
     Advertising expenses were $199,177 for the three months ended June 30, 2008 as compared to $122,161 for the three months ended June 30, 2007. Costs increased in 2008 as compared to the same period in 2007 by $77,016 primarily as a result of $42,430 spent on additional advertising materials used to and trade shows attended to increase the brand recognition of ¡Sorpresa!, $36,562 spent on sponsoring promotional activities with cable affiliates, $29,167 spent on personnel hired to expand awareness of ¡Sorpresa!, $22,590 on additional travel and shipping charges for promotional material, which was offset by a reduction of $46,770 on research studies, and a reduction of $15,725 on public relations agency, advertising agency and consulting fees.
     For the six months ended June 30, 2008 advertising expenses were $265,311 as compared to $168,410 for the six months ended June 30, 2007. Costs increased in the first half of 2008 as compared to the same period in 2007 by $96,901 primarily as a result of $51,230 spent on personnel hired to expand awareness of ¡Sorpresa!, $42,023 spent on additional advertising materials used to and trade shows attended to increase the brand recognition of ¡Sorpresa!, $37,462 spent on sponsoring promotional activities with cable affiliates, $27,248 spent on additional travel and shipping charges for promotional material which was offset by reduction of $40,460 on research studies, and a reduction of $30,355 on public relations agency, advertising agency, and consulting fees.
     Depreciation and amortization expenses equaled $768,422 during the three months ended June 30, 2008. Depreciation expense on fixed assets was $126,747. Amortization of intangible assets was $641,675. Depreciation and amortization expenses equaled to $630,173 during the three months ended June 30, 2007. Depreciation expense on fixed assets was $165,566. Amortization of intangible assets acquired in the Merger was $464,607. This increase was primarily due to changes to the valuation which was completed during the last quarter of 2007 to determine the fair values of the assets acquired and liabilities assumed in the Merger on January 19, 2007.
     Depreciation and amortization expenses equaled $1,527,645 during the six months ended June 30, 2008. Depreciation expense on fixed assets was $251,348. Amortization of intangible assets acquired in the Merger was $1,276,297. Depreciation and amortization expenses equaled to $1,102,634 during the six months ended June 30, 2007. Depreciation expense on fixed assets was $295,587. Amortization of intangible assets acquired in the Merger was $807,047. Amortization expenses for the six months ended June 30, 2008 as compared to the same period in 2007 increased due to the final allocation to identify intangible assets and liabilities acquired in the Merger not being completed until the last quarter of 2007.
     Other Income (Expense):    Other income (expense) was $(48,786) and $96,258 during the three months ended June 30, 2008 and 2007, respectively. Other income (expense) during the three months ended June 30, 2008 relates primarily to interest income of $11,187 from cash equivalents offset by interest expense of $59,973. Other income (expense) during the three months ended June 30, 2007 was primarily due to interest income of $109,382 from cash equivalents and other revenue earned from a gain on bad debt recovery, rental income, and debt forgiveness of $15,000, $7,333 and $1,400, respectively, offset by interest expense of $36,952. Interest income decreased due to the company’s lower cash position. Interest expense increased as the result of amortization of the debt discount due to below the market interest rate associated with a long-term related party Loan to the Company.
     Other income (expense) was $(84,151) and $199,123 during the six months ended June 30, 2008 and 2007, respectively. Other income (expense) during the six months ended June 30, 2008 relates primarily to interest income of $35,796 from cash equivalents offset by interest expense of $119,947. Other income (expense) during the six months ended June 30, 2007 was primarily due to interest income of $232,232 from cash equivalents and other revenue of $34,306, offset by interest expense of $67,415. Interest income decreased due to the company’s lower cash position. Interest expense increased as the result of amortization of the debt discount due to below the market interest rate associated with a long-term related party Loan to the Company.
     Benefit for Income Taxes:    The benefit for income taxes during the three months ended June 30, 2008, and 2007 was $(385,220) and $(1,202,255), respectively. During the three months ended June 30, 2008 and 2007, we recognized a benefit for income tax for the three months’ net operating loss as it partially offset the deferred tax liability associated with certain assets acquired in the Merger.
     The benefit for income taxes during the six months ended June 30, 2008, and 2007 was $(754,289) and $(1,336,991), respectively. During the three months ended June 30, 2008 and 2007, we recognized a benefit for income tax for the three months’ net operating loss as it partially offset the deferred tax liability associated with certain assets acquired in the Merger.

Liquidity and Capital Resources
Long-Term Debt
     As part of the Merger, the Company assumed a $2,998,678 principal amount loan of Firestone, which is owed to a former shareholder of Firestone and one of the Company’s current shareholders (the ‘‘Loan’’). The Loan remains non-recourse to the ¡Sorpresa! Network and related programming assets and services and to Juniper Content. The Loan bears interest at 5% per annum, with interest payments commencing January 20, 2007 and continuing through September 1, 2009. Pursuant to an amendment dated July 31, 2008, commencing on January 1, 2010 and on the first day of each calendar quarter, the Company will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three and six months ended June 30, 2008, the Company recognized $59,973 and $119,947, respectively, of interest expense on the Loan.
     As the interest rate associated with the Loan was determined to be a below market borrowing rate for the Company, a debt discount of $441,805 was recorded at the time of the Merger. This debt discount is being amortized using the effective interest method over the life of the Loan. Amortization of debt discount for three and six months ended June 30, 2008 was $22,490 and $44,980, respectively, and is included in interest expense on the accompanying consolidated statement of operations. The debt discount balance as of June 30, 2008 is $311,113.
Former Class B Common Stock Conversions
     In connection with the Merger, 16.7% of our outstanding Class B common stock holders voted against the Merger and exercised their rights to convert their shares into cash equal to a pro-rata distribution from the trust account established to hold proceeds from the initial public offering. The conversion price of $5.318 was calculated on January 17, 2007, two business days prior to the Merger vote.
     Accordingly, we were required to convert to cash 481,100 shares of Class B common stock that were voted against the Merger for an aggregate of $2,588,318 or $5.38 per share. Upon payment of the conversion amount in February and March of 2007 to each Class B stockholder who voted against the Merger, we received and cancelled such shares of common stock. All shares of our Class B common stock automatically converted into shares of common stock upon consummation of the Merger.
Liquidity Assessment
     The company has incurred significant losses since the Merger and has not generated positive cash flow from operations.
     At June 30, 2008 the company had cash and cash equivalents of approximately $3 million compared to $8.4 million at June 30, 2007. On February 29, 2008 and March 18, 2008, the Company received net proceeds totaling approximately $2 million from the sale of its securities (Note 9). The resulting $5.4 million decrease in cash is attributable to building the ¡Sorpresa! Network and its Digital Community and the Company’s working capital needs. Management believes that the cash levels will be sufficient to fund the Company’s operations only through December 31, 2008.
     Pursuant to an amendment dated July 31, 2008, the related party note holder extended the commencement of the principal payments for one year (Note 8). We need to raise additional funding and are actively engaged in the process of securing the additional funds through debt and equity financings. Management also believes it could reduce or delay certain variable or discretionary costs to help meet its working capital needs. There is no assurance that we will be successful in our efforts. In light of the foregoing, substantial doubt is raised as to the company’s ability to continue as a going concern.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     During the six months ended June 30, 2008 and 2007, net cash used in operations were $4,073,793 and $3,041,084, respectively, which consisted of a net loss of $5,047,931 (including non-cash expenses of $1,051,569) and $2,490,110 (including non-cash expenses of $322,953), respectively.
     Non-cash expenses for the six months ended June 30, 2008 primarily consisted of $1,527,645 for depreciation and amortization, $44,979 for debt discount, $161,550 related to share based compensation, and $59,508 related to favorable lease terms offset by a benefit on deferred tax liability of $754,289. Non-cash expenses for the six months ended June 30, 2007 consisted of $1,102,634 for depreciation and amortization and $248,993 related to share based compensation offset by a benefit on deferred tax liability of $1,336,991 for the same period in 2007.
     During the six months ended June 30, 2008 and 2007, net cash (used in) provided by investing activities was $(89,530) and $14,060,349, respectively. During the six months ended June 30, 2008, investing activities were the result of capital expenditures for broadcast equipment and office equipment for new personnel. During the six months ended June 30, 2007, investing activities were the result of the release of the proceeds from trust.
     Net cash received in financing activities during the six months ended June 30, 2008 was $1,960,637 resulting primarily from the sale of preferred stock, with net proceeds of $1,961,255, as compared to net cash used in financing activities of $2,681,180 during the same period in 2007 for the payments of redemptions of certain of our class B common stock to the stockholders who voted against the Merger.
Supplemental Information
Non-Generally Accepted Accounting Principles (‘‘Non-GAAP’’) Basis Financial Information for the Six Months Ended June 30, 2008 and 2007
     As a result of the Merger with Firestone which occurred on January 19, 2007, we are presenting the statements of operations of Firestone as our predecessor separately. Because we had no material business or operations prior to the Merger date, we are presenting, below, our results of operations, combined on an arithmetic basis, with those of Firestone for the relevant periods of each company during the six months ended June 30, 2007. We refer to such combined financial information as being presented on a ‘‘Non-GAAP combined’’ basis and when we refer to ‘‘the six months ended June 30, 2007’’ in this section, we are referring to the Non-GAAP combined periods. Such Non-GAAP combined financial information only constitutes the arithmetic sums of historical results described above with respect to the period and does not give effect to purchase accounting, interest expense or other pro forma adjustments resulting from the Merger. The Company’s historical financial information for the six months ended June 30, 2007 gives effect to purchase accounting adjustments from the date of Merger.

		Historical
		Juniper Content		Historical
	Historical	Corporation	(1)	Juniper Content
	Firestone	For the	Combined	Corporation
	Nineteen	Period from	For the	For the
	Days Ended	January 20,	Six Months	Six Months
	January 19,	to June 30,	Ended June 30,	Ended June 30,	Changes from 2007 to 2008
	2007	2007	2007	2008	$	%
Revenue	$116,692	$1,088,740	$1,205,432	$1,171,758	$(33,674)	-2.79
Expenses	224,704	5,114,964	5,339,668	6,889,827	1,550,1593	29.03
Net loss	$(47,337)	$(2,490,110)	$(2,537,447)	$(5,047,931)	$2,510,484	98.94

(1)	Represents on a Non-GAAP combined basis, the sum of the results of operations of Firestone for the nineteen days ended January 19, 2007 plus our consolidated results of operations for the six months ended June 30, 2007.

Results of Operations for the Six Months Ended June 30, 2008 as compared to the Non-GAAP Six Months Ended June 30, 2007
     The following discussion sets forth our results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.
Revenues
     The following summarizes the components of revenue on a Non-GAAP combined basis for the Non-GAAP six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Changes from 2007 to 2008
	2008	2007	$	%
Revenue
Television Network	$691,600	$566,835	$124,765	22%
Network Operations	474,746	635,480	(160,734)	(25)%

Production Services	5,412	3,117	2,295	74%

Total Revenue	$1,171,758	$1,205,432	$(33,674)	(3%)

Overview
     Our total revenue on a Non-GAAP combined basis decreased $33,674 or 3% for the six months ended June 30, 2008 as compared to the same period in 2007. The overall decrease was primarily driven by reduced Network Operations revenue partially offset by an increase in Television Network revenue.
Television Network Revenue
     For the six months ended June 30, 2008, television network revenue on a Non-GAAP combined basis increased $124,765 or 22% as compared to the same period in 2007.
     Subscriber revenue accounted for the majority of the increase in television network revenue, with $118,502 or 26%, which was reflective of the increase in average number subscribers for the year of 37.3% combined with an increase in rates of 2.5%. The growth in subscribers was reflective of management’s campaign during the year to market the ¡Sorpresa! Network, driving growth within existing systems as well as to generate growth with additional systems.
     Advertising revenue on a Non-GAAP combined basis increased $55,896 or 113% resulting from higher sales of available commercial inventory. Advertising sales response has improved as we have surpassed the 1,000,000 subscriber threshold.
     Digital media revenue, earned through the sale of advertising and program distribution on varied digital platforms, decreased $49,631 or 76% due primarily to fewer distribution partnerships in 2008. In the past, the primary source of digital media revenue was wireless distribution fees, however we believe advertising revenue through digital content will become more significant in the future as we leverage the opportunity in this developing area.
Network Operations Revenue
     For the six months ended June 30, 2008, network operations revenue on a Non-GAAP combined basis decreased $160,734 or 25% as compared to the same period in 2007 primarily as a result of losing a client that has not been replaced in 2008. The loss of the client was the direct result of the client’s financial position, rather than as a result of service performance issues. Our uplink business currently serves three networks, one of which is ¡Sorpresa!. One of our third party network origination clients has notified us of their intent not to renew their contract on a long-term basis. However, the client is continuing to utilize our services on a short-term basis which is expected to continue through some time in the fourth quarter. This client accounts for $215,285 of revenue for the six months ended June 30, 2008. We actively are pursuing additional network origination clients.
Production Services Revenue
     For the six months ended June 30, 2008, production services revenue on a Non-GAAP combined basis increased $2,295 or 74% as compared to the same period in 2007. We reported minimal production revenue during six months ended June 30, 2008 and 2007 as we engage in activities to increase our industry visibility and competitive stance.
Expenses
     Operating expenses on a Non-GAAP combined basis increased $296,655 or 21% for six months ended June 30, 2008 as compared to the same period in 2007. The primary drivers for the increase were increased costs of $213,639 or 29% for compensation and related fringe benefits and increased costs of additional personnel to promote distribution of both the television network and the digital platforms and $131,673 for the brand re-fresh to enhance the network’s brand and on-air look. Additional costs included $89,132 related to increases in employee travel and entertainment, $60,199 related to service and maintenance agreements for the network operations center, and $24,499 related to program licensing fees, company sponsored community events for $18,949 to increase affiliates distribution, and $17,500 related to other programming costs. These costs were partially offset by a reduction of $273,218 or 48%, in satellite bandwidth costs in direct relation to reduced third party client needs.
     Advertising expenses on a Non-GAAP combined basis increased approximately $96,900 or 58% as compared to the same period in 2007 resulting from the implementation of new marketing efforts. Such increase during 2008 consisted primarily of costs due to marketing, ad agency and additional compensation and related fringe benefits and travel costs in the marketing department. The expenditures in this area are also reflective of the business plan to increase visibility within the industry.
     Selling, general and administrative expenses on a Non-GAAP combined basis increased $757,439 or 29% for the six months ended June 30, 2008 as compared to the same period in 2007. This increase was primarily due to increased marketing, professional fees and expenses associated with the expansion of corporate infrastructure and hiring of new sales and corporate personnel partially offset by reduced bad debt. The severance expense of $235,000 incurred with the termination of the former President of Firestone and an increase in headcount with the expanded infrastructure accounted for increased salary expenses and related tax and benefit expense of $598,389 or 37% which include $161,550 in share-based compensation expense. Additional costs to develop strategic plans for ¡Sorpresa! included increases in travel expenses of $52,911, Sarbanes-Oxley compliance for the year resulted in the implementation expense of $36,811, commission fees of $11,500, computer expense of $11,151, sales materials of $8,690, and increase in taxes of $34,546.

     Depreciation and amortization expenses on a Non-GAAP combined basis increased $399,166 or 35% for the six months ended June 30, 2008 as compared to the same period in 2007. This increase was primarily due to changes to the valuation which was completed during the last quarter of 2007 to determine the fair values of the assets acquired and liabilities assumed of Firestone on January 19, 2007.
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
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.
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
Dated: August 14, 2008

JUNIPER CONTENT CORPORATION
/s/ Stuart B. Rekant
Stuart B. Rekant
Chairman of the Board and Chief Executive Officer

/s/ Herbert J. Roberts
Herbert J. Roberts
Senior Vice President, Chief Financial Officer and Secretary