Form 10-Q
period 2008-09-30
Juniper Content Corp
filed 2008-11-14
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
     As of November 10, 2008, 5,618,127 shares of common stock, par value $.0001 per share, were outstanding.

Juniper Content Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,553,611	$5,251,163
Accounts receivable, net	303,842	232,621
Programming rights	215,588	153,392
Prepaid expenses and other current assets	270,223	150,348

Total current assets	2,343,264	5,787,524

Long term assets:
Programming assets, net	27,194	19,591
Property and equipment, net (Note 10)	2,421,238	2,715,515
Restricted cash	95,043	94,092
Intangible assets, net (Note 6 and 10)	8,008,379	10,160,342
Goodwill (Note 6)	157,166	157,166
Other assets	57,495	57,495
Programming rights long term	300,811	125,644

Total assets	$13,410,590	$19,117,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,264,539	$1,190,158
Deferred revenue	71,964	44,847
Programming obligations	243,490	177,642
Income taxes payable	—	38,803

Total current liabilities	1,579,993	1,451,450
Long term liabilities:
Long-term debt, related party, net of debt discount of $288,623 and $356,092, respectively (Note 8 and 10)	2,710,055	2,642,585
Programming obligations	—	37,125
Deferred rent	19,174	9,199
Deferred tax liability, net	—	947,343

Total liabilities	4,309,222	5,087,702
Commitments and contingencies (Note 8, 9 and 10)
Stockholders’ equity (Note 7, 9 and 10)
Preferred stock, par value $.0001 per share, 2,000 shares authorized, no shares issued
Series A Convertible Preferred stock, par value $.0001 per share, 3,000 shares authorized, 0 and 691 shares issued and outstanding, respectively	—	—
Common stock, par value $.0001 per share, 35,000,000 shares authorized, 5,618,127 shares issued and outstanding, respectively	562	562
Additional paid-in-capital	22,411,303	20,174,023
Accumulated deficit	(13,310,497)	(6,144,918)

Total stockholders’ equity	9,101,368	14,029,667

Total liabilities and stockholders’ equity	$13,410,590	$19,117,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Juniper Content Corporation
Condensed Consolidated Statements of Operations

					Predecessor
	For the Three	For the Three	For the Nine	For the Nine	For the
	Months Ended	Months Ended	Months Ended	Months Ended	Nineteen Day
	September	September	September	September	Period Ended
	30, 2008	30, 2007	30, 2008	30, 2007	January 19, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$675,764	$628,273	$1,847,522	$1,717,013	$116,692
Expenses:
Operating cost of services	887,843	785,597	2,602,337	2,040,791	105,768
Selling, general and administrative (Note 7) (includes a non-cash impairment charge of $137,186, $-0-, $137,186, $-0- and $-0-, respectively — See Note 2)	1,095,859	1,500,995	4,478,236	4,089,721	93,091
Advertising	158,180	171,414	423,491	339,826	—
Depreciation and amortization	776,966	517,973	2,304,611	1,620,606	25,845

Loss from operations	(2,243,084)	(2,347,706)	(7,961,153)	(6,373,931)	(108,012)

Other income (expense):
Other income, net	—	34,571	—	62,796	82,621
Interest income	7,182	76,802	42,978	315,115
Interest expense	(59,974)	(37,641)	(179,921)	(105,056)	(21,946)

Total other income (expense)	(52,792)	73,732	(136,943)	272,855	60,675

Loss before benefit for income taxes	(2,295,876)	(2,273,974)	(8,098,096)	(6,101,076)	(47,337)

Benefit for income taxes	178,227	782,575	932,516	2,119,566	—

Net loss	$(2,117,649)	$(1,491,399)	$(7,165,580)	$(3,981,510)	$(47,337)

Weighted average number of shares outstanding, basic and diluted	5,618,127	5,618,127	5,618,127	5,545,653

Loss per share, basic and diluted	$(0.38)	$(0.27)	$(1.28)	$(0.72)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Juniper Content Corporation
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2008

			Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2008	5,618,127	$562	—	$—	$20,174,022	$(6,144,917)	$14,029,667
Share based compensation (Note 5)	—	—	—	—	276,026	—	276,026
Series A convertible preferred stock issued in a private placement (Note 9)	—	—	691	—	2,210,000	—	2,210,000
Transaction Fees relating to a private placement (Note 9)	—	—	—	—	(248,745)	—	(248,745)
Net loss for the period (Unaudited)	—	—	—	—	—	$(7,165,580)	(7,165,580)

Balance, September 30, 2008 (Unaudited)	5,618,127	$562	691	$—	$22,411,303	$(13,310,497)	$9,101,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Juniper Content Corporation
Condensed Consolidated Statements of Cash Flows

	For the Nine	For the Nine	Predecessor For
	Months Ended	Months Ended	the Nineteen Day
	September 30,	September 30,	Period Ended
	2008	2007	January 19, 2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss for the period	$(7,165,580)	$(3,981,510)	$(47,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,304,611	1,620,606	25,845
Amortization of debt discount	67,470	—	—
Share based compensation	276,026	324,628	—
Loss on disposal of fixed assets	10,106	—	—
Bad debt recovery	28,835	—	—
Deferred income taxes	(947,344)	(2,119,566)	—
Amortization of favorable leases	89,754	—
Impairment of employment contract based intangible asset	137,186	—
Amortization of discount on securities held in Trust Fund		(30,886)	—
Changes in operating assets and liabilities (net of acquisition of Firestone):
Accounts receivable	(100,056)	(46,409)	44,222
Programming rights	(237,363)	(112,115)	10,764
Programming assets	(7,603)	—	—
Prepaid expenses and other current assets	(119,875)	(68,891)	315
Other assets	—	44	—
Accounts payable and accrued expenses	74,381	(312,600)	(80,979)
Programming obligations	28,723	—	—
Deferred revenue	27,117	(15,078)	(600)
Deferred leases	—	306,189	—
Income taxes payable	(38,803)	(51,083)	—
Deferred rent	9,975	—	—

Net cash used in operating activities	(5,562,440)	(4,486,671)	(47,770)

INVESTING ACTIVITIES
Maturities of Securities held in Trust Fund	—	15,477,888	—
Purchases of property and equipment	(102,345)	(293,137)	—
Proceed from sale of property and equipment	6,929	—	—
Merger costs paid, net of cash acquired	—	(1,167,997)	—

Net cash (used in) provided by investing activities	(95,416)	14,016,754	—

FINANCING ACTIVITIES
Net proceeds received from series A preferred stock	1,961,255	—	500,000
Net payments on line-of-credit	—	—	(694,000)
Payments on long term debt, related party	—	—	(100,000)
Restricted cash	(951)	(93,515)	—
Payments for redemptions of Class B Common Stock	—	(2,588,318)	—
Proceeds from borrowings on long-term debt	—	—	339,999

Net cash provided by (used in) financing activities	1,960,304	(2,681,833)	45,999

Net (decrease) increase in cash and cash equivalents	(3,697,552)	6,848,250	(1,771)

Cash and Cash Equivalents
Beginning of period	5,251,163	75,501	5,562

End of period	$1,553,611	$6,923,751	$3,791

Supplemental disclosure of cash flow information
Cash paid for income taxes	$82,279	$39,725	$—

Cash paid for interest	$112,451	$—	$21,946

Supplemental disclosure of non-cash activity
Value of common stock and warrants issued in Merger	$—	$6,611,750	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Juniper Content Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS
          Juniper Content Corporation (“Juniper Content” or the “Company”) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. The Company owns and operates ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish. The Company had also provided satellite uplink services for network distribution and production facilities and services for program production however, pursuant to the agreements consummated on November 3, 2008, and effective November 1, 2008, the Company has completed a series of transactions (the “Facility Transactions”) in which it transferred its facility-based physical assets and associated lease, allowing it to withdraw from its uplink and production services operations.
          Pursuant to the Facility Transactions, Firestone Communications, Inc. (“Firestone”), a wholly-owned subsidiary of Juniper Content Corporation, consummated the transactions contemplated by a lease assignment and three-year sublease agreement (collectively, the “Lease Agreements”) and three-year services agreements (collectively, the “Services Agreements”) with Studios 121, Inc. (“S121”). See Note 10 “Subsequent Event” for further detailed discussions on the exit transaction.
          Pursuant to the Facility Transactions, Firestone and the Company also consummated the transactions contemplated by an Asset Exchange Agreement (the “Asset Agreement”) with 12K, LLC (“12K”). See Note 10 “Subsequent Event” for further detailed discussions on the exit transaction.
          The Company intends to establish ¡Sorpresa! as the leading brand for Hispanic children and their families, building upon ¡Sorpresa!‘s current status in children’s programming to secure a significant position in the expanding U.S. Hispanic media marketplace. In addition, the Company plans to acquire niche content providers to allow it to participate in the accelerating growth of digital media and expand its operations and infrastructure through acquisitions of media and entertainment businesses that offer significant market potential.
          Juniper Content is a Delaware corporation formerly known as Juniper Partners Acquisition Corp. (“JPAC”), which was incorporated on February 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business or businesses (“Business Combination”). JPAC was a “shell company” as defined in Rule 405 promulgated under the Securities Exchange Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act of 1934. In July 2005, JPAC effected an initial public offering of its securities (the “Offering”). On January 19, 2007, JPAC acquired all of the outstanding capital stock of Firestone in exchange for its common stock and warrants (the “Merger”). Immediately thereafter, JPAC changed its name to Juniper Content Corporation.
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
          At September 30, 2008 the Company had cash and cash equivalents of approximately $1.6 million compared to $5.3 million at December 31, 2007. The resulting $3.7 million decrease in cash and cash equivalents is attributable to building the ¡Sorpresa! Network and its Digital Community coupled with meeting the Company’s ongoing working capital needs. Management believes that current cash levels will only be sufficient to fund the Company’s operations through January 2009. During the first nine months of fiscal 2008, specifically within our first quarter, the Company had received approximately $2.2 million from the sale of preferred stock (Note 9).
          Pursuant to an amendment dated July 31, 2008, the related party note holder extended the commencement of principal repayments for one year (Note 8). In order to meet its future operating needs the Company will need to raise additional financing and is actively engaged in the process of securing the additional funding through debt and equity alternatives. Management also anticipates it will be able to reduce or delay certain variable or discretionary costs to potentially lessen its short-term future working capital needs. There is no assurance that the Company will be successful in such efforts. The Facility Transactions will result in a substantial reduction of Firestone’s operating expenses associated with the facility, including from the reduction of workforce, lease expenses and other operating expenses. Additionally, as the facility was not currently profitable, the economic benefit to the Company is even greater than the reduction in expenses described above. The cancellation of the Promissory Note will also result in the elimination of the $2,998,678 principal amount in related party debt and approximately $150,000 in annual interest expense.
          In light of the foregoing, substantial doubt is raised as to the Company’s ability to continue as a going concern.
Interim Financial Statements
          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed on March 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.
Basis of Presentation of Unaudited Condensed Consolidated Financial Statements
          The unaudited condensed consolidated financial statements include the accounts of Juniper Content and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Predecessor
          From its inception until consummation of the Merger on January 19, 2007, Juniper Content had no substantial operations other than to serve as a vehicle for a Business Combination. Accordingly, since the Company’s operating activities prior to the Merger are insignificant relative to those of Firestone, management believes that Firestone is its predecessor. Management has reached this conclusion based upon evaluation of the applicable reporting requirements and relevant facts and circumstances, including the historical life of Firestone, the level of operations of Firestone, the purchase price paid for Firestone and the fact that the consolidated Company’s revenues and expenses after the Merger are most similar in all respects to those of Firestone’s historical periods.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
          Revenues are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB No.104”), which requires that revenue be recorded when persuasive evidence of an arrangement exists, delivery of a product or service has occurred, customer acceptance has been obtained, the fee is fixed or determinable, and collectability is reasonably assured. If the payment due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as deferred revenues. Any expected losses on contracts are recognized when identified.
          Revenues of the Company are primarily generated by the following sources:
Television Network Subscription Revenue
          Television network subscription revenue is recognized each month when the Company’s television programming service is delivered to the cable systems for distribution to their subscribers. This revenue consists of the monthly fees earned under multiple cable system operator (“MSO”) agreements (the “MSO Agreements”) for each subscriber of programming. Since the number of subscribers is not determinable until MSO subscriber reports are received, the Company’s management determines a reasonable revenue estimate each reporting month. The Company receives subscriber count reports from MSO’s within 60 days following the end of the reporting month. The Company’s estimates are then adjusted to reflect actual revenue earned in the period. While the MSO Agreements govern the terms and conditions between the Company and local cable systems, each local cable system independently makes the decision to distribute the Company’s content. The MSO Agreements provide for an introductory free carriage period in which no subscriber fees are paid to the Company after a system’s launch of the Company’s content. During the introductory free carriage period, no revenue is recorded by the Company for that system. In addition, in most cases, each local cable system has the right to terminate broadcasting at any time upon prior written notice, making revenue not fixed or determinable until it is received. As such, the Company cannot record revenue until the requirements of SAB No. 104 have been met.
Advertising Revenue
          Television Network Advertising Revenue
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
          Digital Media Advertising Revenue
          Digital Media advertising revenue is recognized each month as advertisements are aired. It consists of the fees earned by the placement of advertisements on the Company’s website and fees earned from third-parties to license the Company’s content on their digital platforms. The rates per digital media advertisement is set at the time of the digital advertisement purchase. The fees received for distribution of content are defined by the content license agreements. The license agreements are typically for a period of one year.

Network Operations Revenue
          Pursuant to the Facility Transactions, the Company withdrew from its Network Operations activities (See Note 10, “Subsequent Event”). Prior to the consummation of these transactions, Network Operations revenue was recognized each month as services were provided. These services consisted of fees earned for distribution of third party network television programming to cable systems, direct broadcast satellite (“DBS”) services and broadcasters throughout the United States. These arrangements were subject to long-term agreements that range in term from one to ten years, and typically provided for escalating payments over the term of the contract, requiring customers’ payment of monthly fees in advance of services provided. Advance payments were recorded as deferred revenue until such recognition met the requirement of SAB No. 104. The Company recognized revenue using the straight-line method over the term of the contract. On occasion, the Company offers network services to start-up companies. In such cases, the Company recorded revenue only to the extent of the amount which is deemed collectible on a monthly basis. Additional services such as occasional use of satellite bandwidth, uplink or downlink services were recognized in the month the service was provided.
Production Services Revenue
          Pursuant to the Facility Transactions, the Company withdrew from its Production Services activities (See Note 10, “Subsequent Event”). Prior to the consummation of these transactions, Production Services revenue was recognized in the month that production services were completed as defined by the production contract. It consisted of fees earned for video and audio production, post-production, remote production and studio rental services. Advance payments were recorded as deferred revenue until such recognition met the requirement of SAB No. 104.
          Contractual arrangements were reviewed regularly for significant revenue recognition judgments, particularly in the area of multiple deliverable elements (“Multiple Element Arrangements”). Where Multiple Element Arrangements exist, contract revenue was allocated to the different elements based upon, and in proportion to, verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force (“EITF”) Issue No. 00 - 21, “Accounting for Revenue Arrangements with Multiple Deliverables.” For the three and nine months ended September 30, 2008, the Company had no such Multiple Element Arrangements.
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
Fair Value of Financial Instruments
          The carrying amounts of the Company’s assets and liabilities, other than marketable securities, are carried at their historical values (See Note 5), and include cash, cash equivalents, accounts receivable, accounts payable and accrued expenses which are carried at cost and approximate fair value. Except as disclosed in Note 8, long-term obligations approximate fair value as the interest rates related to such obligations currently approximate market rates. As the interest rate associated with the related party loan (Note 8) was determined to be a below market borrowing rate for the Company, a debt discount was recorded at the time of the Merger. Such debt discount is being amortized using the effective interest method over the life of the loan.

Intangible Assets
     Definite-lived intangible assets are accounted for under the provisions of SFAS No. 144. Intangible assets arose from the Merger and consist of customers/subscribers lists, marketing related (e.g. Trade name, etc.), and contract related (contracts/subscribers, favorable lease and employment contracts) assets that are amortized, on a straight-line basis, over periods of up to five years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 144.
     As of September 30, 2008, the Company recognized an impairment loss on certain intangible assets in the Firestone reporting entity of $137,186 due to the termination of an executive employee. An impairment loss was calculated as being equal to the carrying value of the asset on the books at September 30, 2008, and the applicable fair value was reduced to zero. This impairment charge is a non-cash expense item included in the selling, general and administrative expense caption of our Statement of Operations for the three and six-month periods ended September 30, 2008.
NOTE 3 — BASIC AND DILUTED LOSS PER SHARE
          The Company computes net loss or income per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share,” (“SFAS No. 128”). Under SFAS No. 128, basic net loss or income per share is computed by dividing net loss or income by the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period. In periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. During periods of net income, the Company would use the treasury stock method to calculate the weighted average dilutive shares related to “in-the-money” stock options, warrants and other stock based awards, and shares issuable under our Plan.
          Diluted loss per share for the three and nine months ended September 30, 2008 excludes 9,939,438 of potentially issuable common shares primarily related to the Company’s outstanding stock options and warrants based on their anti-dilutive nature due to their exercise prices exceeding the average closing price of the Company’s common stock during such periods. Diluted loss per share for the three and nine months ended September 30, 2007 excludes 8,337,000 of potentially issuable common shares primarily related to the Company’s outstanding stock options and warrants based on their anti-dilutive nature due to their exercise prices exceeding the average closing price of the Company’s common stock during such periods.
NOTE 4 — INCOME TAXES
          The Company accounts for income taxes in accordance with SFAS No. 109, “Income Taxes”, (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and for tax net operating loss and tax credit carry-forwards, while deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
NOTE 5 — RECENTLY ISSUED PRONOUNCEMENTS
          Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”), which the Company adopted on January 1, 2008, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While SFAS No. 157 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 established the fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The Company currently does not have any financial assets or liabilities that require fair value adjustments on a recurring basis. Therefore, the adoption of SFAS No. 157 had no material effect on the Company’s financial statements.
          In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS No. 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition or results of operations.
          In April 2008, the FASB issued Final FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other guidance under U.S. Generally Accepted Accounting Principles. We do not anticipate that the adoption of this FSP will have a material effect on the Company’s financial statements. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.
          Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 6 — MERGER
          The components of the purchase price for Firestone are summarized as follows:

Value of 2,676,127 shares of Common Stock	$6,529,750
Value of warrants	82,000

Total value of equity issued	$6,611,750
Acquisition costs	1,608,390

Total purchase price	$8,220,140

          A final allocation of the purchase price of $8,220,140 of Firestone to the fair values of the assets acquired and liabilities assumed of Firestone on January 19, 2007 was made during the fourth quarter of fiscal 2007.
          In addition, the Merger Agreement also provided that Firestone’s stockholders would receive up to an additional 500,000 Class W Warrants and 500,000 Class Z Warrants if certain revenue and subscriber targets are attained in 2008. As of September 30, 2008 it was not probable that these targets will be attained.
          Summarized below are the pro forma unaudited results of operations for the nine months ended September 30, 2007 as if the Merger occurred at the beginning of 2007 and results of Firestone as if it were included for the entire period. The pro forma results may not be indicative of the results that would have occurred if the Merger had been completed at the beginning of the period presented or of results which may be obtained in the future.

Unaudited Pro Forma
For the Nine Months
Ended
September 30, 2007
Revenue	$1,833,705
Net loss before taxes	$(6,250,020)
Net loss	$(4,130,454)
Basic and diluted loss per share	$(0.74)
Weighted average common shares outstanding (basic and diluted)	5,545,653
          Pursuant to the Facility Transactions, certain indentified intangible assets acquired in the merger will be written off in the fourth quarter of fiscal 2008, specifically a portion of the value ascribed to the Network Operations customers and the entire identified intangible attributable to the favorable lease which was assigned as a part of the series of transactions as included within the Facility Transactions.

NOTE 7 — SHARE-BASED COMPENSATION
Share-Based Compensation Plan
          During the nine months ended September 30, 2008, pursuant to the 2006 Long Term Incentive Plan, 99,500 five-year options were granted to employees of the Company and 75,000 ten-year options were granted to members of the Board of Directors. During the nine months ended September 30, 2008, 215,000 options were forfeited. The following table summarizes information concerning all options outstanding as of September 30, 2008.

Options
Nonvested at January 1, 2008	862,000
Granted	174,500
Forfeited	(215,000)

Outstanding at September 30, 2008 *	821,500

Exercisable at September 30, 2008	388,333

*	The weighted average exercise price of options outstanding at September 30, 2008 was $2.73 per share.
          During the three and nine months ended September 30, 2008, the Company recognized compensation expense of $114,476 and $276,026, respectively, as a result of options issued to employees and members of the Board of Directors which is included in selling, general and administrative expense on the accompanying Unaudited Condensed Consolidated Statement of Operations. Compensation expense for the three and nine months ended September 30, 2007 was $75,635 and $324,628, respectively.
NOTE 8 — RELATED PARTY TRANSACTIONS AND LONG-TERM DEBT
          As part of the Merger, the Company assumed a $2,998,678 principal amount loan of Firestone, which is due to a former stockholder of Firestone, Mr. Raymond K. Mason, who is also the Company’s Vice Chairman of the Board and its largest stockholder (the “Loan”). All of Firestone’s other outstanding debts that exceeded $3,000,000, were retired as permitted in the Merger Agreement (See Note 10, “Subsequent Event”, for a further discussion of the Loan, and its satisfaction, effective November 1, 2008).
          The Loan was non-recourse to the ¡Sorpresa! Network and related programming assets and services and to Juniper Content. The Loan bears interest at 5% per annum with interest payments commencing January 20, 2007 and continuing through September 1, 2009. Pursuant to an amendment dated July 31, 2008, commencing on January 1, 2010 and on the first day of each calendar quarter after this date, the Company will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three and nine months ended September 30, 2008, the Company recognized total interest expense on the Loan of $59,974 and $179,921, respectively.
          As the interest rate associated with the Loan was determined to be a below market borrowing rate for the Company, a debt discount of $441,805 was recorded at the time of the Merger. Such debt discount is being amortized using the effective interest method over the life of the loan. Amortization of debt discount for the nine months ended September 30, 2008 was $67,470 and is included as a component of total interest expense on the accompanying Unaudited Consolidated Statement of Operations. See Note 10 “Subsequent Event” for a discussion of the satisfaction of this related party Loan, and the write-off of the related debt discount, with both occurring in a subsequent fiscal period.

          On April 17, 2008, the former President of Firestone was terminated without cause. Pursuant to his employment agreement, the former President is receiving $235,000 (the equivalent of one year’s salary) paid in twelve monthly installments. The full amount was accrued and expensed as of the date of termination. The intangible asset related to his employment agreement was written off resulting in an impairment charge of $137,186 in the nine months ended September 30, 2008.
NOTE 9 — CAPITAL STOCK
Preferred Stock
          The Company is authorized to issue up to 5,000 shares of all Classes of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.
Series A Convertible Preferred Stock Private Placement
          On February 29, 2008 and March 18, 2008, the Company issued an aggregate of 690.625 shares of its 7% Series A Convertible Preferred Stock (“Preferred Stock”) and 690,625 warrants. Of the warrants sold in the private placement, 345,312 (“Class A Warrants”) have an exercise price of $0.01 per share; 172,656 (“Class B Warrants”) have an exercise price of $2.50 per share; and 172,657 (“Class C Warrants”) have an exercise price of $5.00 per share. Each share of Preferred Stock is convertible at the holder’s option for an aggregate of 690,625 shares of common stock. The gross proceeds from the private placement of Preferred Stock were $2,210,000 less the transaction fees of $248,745 resulting in net proceeds of $1,961,255.
          Dividends on the Preferred Stock accrue at 7% per annum commencing January 1, 2010. Accordingly, as of September 30, 2008, no dividends have been accrued.
          The Company issued warrants (the “Rebate Warrants”) to the lead investor in the private placement to purchase 96,688 shares of the Company’s common stock with an exercise price of $1.00 per share, exercisable immediately and expiring on February 28, 2013.
          The Class A Warrants, Class B Warrants and Class C Warrants will be exercisable via cash payment or cashless exercise, but shall not be exercisable via cashless exercise so long as a registration statement covering the Common Stock underlying the Preferred Stock and Warrants remains effective.
Registration Payment Arrangements
          The Company accounts for registration rights included in financing agreements in accordance with FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, (“EITF-00-19-2”). In accordance with EITF 00-19-2, the Company examines the probability that the registration of all shares of common stock in connection with future possible exercises of outstanding warrants or other securities to remain effective.
          The Company expects the registration of such shares to remain effective and therefore no contingent liability has been recorded as of September 30, 2008.
Common Stock
          On January 19, 2007, Juniper Content’s stockholders adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 25,000,000 to 35,000,000. At September 30, 2008, there were 5,618,127 shares of the Company’s common stock issued and outstanding. At September 30, 2008, there were 19,463,935 authorized but unissued shares of the Company’s common stock available for future issuance, after taking appropriate reserves for potential future issuances attributable to: (1) the issuance of common stock in connection with the Class W warrants and Class Z warrants (representing 7,490,000 shares if all such warrants were exercised); (2) the Plan (representing 475,000 options outstanding and 125,000 remaining shares reserved under the Plan for issuance); (3) 350,000 options to the Chief Executive Officer outside the Plan; (4) the Underwriter’s Purchase Option (“UPO”) issued on July 13, 2005 as part of the Offering (representing 400,000 shares if the UPO was exercised in full); (5) on February 29, 2008 and March 18, 2008, the Company issued 690.625 shares of Senior 7% Convertible Series A Preferred Stock in a private placement, which were initially convertible into 690,625 shares of common stock; (6) five-year warrants in a private placement, associated with the Series A preferred Stock, allowing for the purchase of an aggregate of 690,625 shares of common stock; and (7) five-year warrants to purchase an aggregate of 96,688 shares of common stock to an investor in the private placement as a rebate on the purchase price of the preferred stock and warrants.
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

	8,277,313

NOTE 10 — SUBSEQUENT EVENT
          Pursuant to the Facility Transactions, the Company withdrew from operations in its Network Operations and Production Services businesses effective November 1, 2008. Firestone, a wholly-owned subsidiary of Juniper Content, consummated the transactions contemplated by a lease assignment, three-year sublease agreement, and three-year services agreement with S121, an affiliate of Raymond K. Mason, the Company’s Vice Chairman of the Board and largest stockholder. Pursuant to the Lease Agreements, Firestone assigned to S121 all of its rights to the existing lease for Firestone’s facility located in Fort Worth, Texas, which facility is owned by VKM III, LLC, an entity controlled by Mr. Mason. Thereafter, Firestone subleased from S121 approximately 3,650 square feet at the same location. The sublease calls for Firestone to pay lease payments to S121 of $8.00 per square foot for the first year of the sublease with maximum potential increase of 10% per year in the second and third years of the sublease. Pursuant to the Services Agreements, S121 agreed to provide certain uplink and master control management services to Firestone. In connection with the foregoing, the Company assigned its earth station license to S121, subject to approval by the Federal Communication Commission.
          Firestone and the Company also consummated the transactions contemplated by an Asset Exchange Agreement (“Asset Agreement”) with 12K, LLC (“12K”), an entity controlled by Mr. Mason. Pursuant to the Asset Agreement, Firestone transferred substantially all of the physical assets used in connection with Firestone’s operation of its Fort Worth, Texas facility to 12K in exchange for (i) the cancellation of the $2,998,678 principal amount promissory note (“Promissory Note”) held by 12K and (ii) $500,000 face amount of Senior 7% Convertible Series A Preferred Stock (“Preferred Stock”) of the Company (or 156.2 shares of Preferred Stock). The terms of the Preferred Stock are described in detail below.
          Pursuant to the Asset Agreement, the Company issued 156.2 shares of Preferred Stock. As described below, the shares are initially convertible into 156,200 shares of the Company’s Common Stock.
          The Preferred Stock is convertible into shares of Common Stock at any time, in whole or in part, at a conversion price of $3.20 per share, subject to adjustment. Additionally, the Company can force the holders to convert if the Common Stock trades at $6.00 per share for any 20 out of 30 trading days and ends that period at $6.00. The Preferred Stock ranks senior to all other outstanding stock of the Company in right of dividend payments and liquidation. The Preferred Stock is entitled to cumulative dividends, compounded annually, at an annual rate of 7%, payable in cash or in additional shares of Preferred Stock, commencing January 1, 2010. Until such date, no dividends shall be paid and no dividends will accrue. The Preferred Stock will vote on an “as converted” basis with the Common Stock on all matters brought before the holders of the Common Stock as a single class. The holders of the Preferred Stock also have certain voting rights as previously described in the Company’s periodic reports. Upon the occurrence of certain liquidation events (such as a liquidation or sale of all or substantially all of the Company’s assets), the holders of the Preferred Stock are entitled to receive an amount equal to their initial purchase price for the Preferred Stock plus any accrued but unpaid dividends.
          The Preferred Stock was issued under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis.
          The transaction will result in a substantial reduction of Firestone’s operating expenses associated with the facility, including from the reduction of workforce, lease expenses and other operating expenses. Additionally, as the facility was not currently profitable, the economic benefit to the Company is greater than the reduction in expenses described above. The cancellation of the Promissory Note will also result in the elimination of the

$2,998,678 principal amount in related party debt and approximately $150,000 in annual interest expense.
          The cancelation of the related party debt is being exchanged for assets with a net book value of approximately $2.3 million at the end of September 2008 in addition to the $500,000 face value of Preferred Stock issued in connection with the transaction.
          In relation to the Facility Transactions, the Company did not meet the criteria for discontinued operations as of September 30, 2008. The Network Operations and Production Services operations will be presented as such in the Company’s Form 10-K for the year ending December 31, 2008.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-KSB for the year ended December 31, 2007. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate,” “believe,” “plan,” “estimate” and ”expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements.
Business Overview
          Juniper Content Corporation (“Juniper Content” or the “Company”) is a media and entertainment company focused on branded content services in high growth markets across multiple distribution channels. The Company owns and operates ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish.
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
          Juniper Content was formed on February 3, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On January 19, 2007, Juniper Content consummated a merger with Firestone Communications, Inc. (“Firestone”), in which Firestone became its wholly owned subsidiary pursuant to the Agreement and Plan of Merger dated August 15, 2006 (“Merger Agreement”), among Juniper Content, Firestone and certain stockholders of Firestone (“Merger”). At the closing of the Merger, Firestone’s stockholders were issued an aggregate of 2,676,127 shares of Juniper Content’s common stock, 125,000 Class W Warrants to purchase 125,000 shares of common stock and 125,000 Class Z Warrants to purchase 125,000 shares of common stock. The warrants issued in the Merger were identical to the warrants issued in Juniper Content’s initial public offering. A valuation of the purchase of Firestone, based on information provided by the Company’s management, was conducted by an independent third party and completed during the fourth quarter of 2007 as part of our year-end audit. The final valuation at January 19, 2007 of net tangible and intangible assets acquired in the transaction was approximately $16.0 million and assumed liabilities were $7.8 million for a net purchase price of $8.2 million for Firestone.
          Management has determined that it is in the best fiscal interest of the Company to withdraw from its Network Operations and Production Services activities in order to focus exclusively on the ¡Sorpresa! Network and its digital community. Subject to this decision and pursuant to the agreements consummated on November 3, 2008, and effective as of November 1, 2008, Firestone entered into a series of transactions (the “Facility Transactions”) contemplated by a lease assignment, three-year sublease agreement (collectively, the “Lease Agreements”), and three-year services agreements (collectively, the “Services Agreements”) with Studios 121, Inc. (“S121”), an affiliate of Raymond K. Mason, the Company’s Vice Chairman of the Board and largest stockholder. Pursuant to the Lease Agreements, Firestone assigned to S121 all of its rights to the existing lease for Firestone’s facility located in Fort Worth, Texas, which facility is owned by VKM III, LLC, an entity controlled by Mr. Mason. Thereafter, Firestone subleased from S121 approximately 3,650 square feet at the same location. The sublease calls for Firestone to pay lease payments to S121 of $8.00 per square foot for the first year of the sublease with maximum potential increase of 10% per year in the second and third years of the sublease. Pursuant to the Services Agreements, S121 agreed to provide certain uplink and master control management services to Firestone. In connection with the foregoing, the Company assigned its earth station license to S121, subject to approval by the Federal Communication Commission.
          The Company also consummated the transactions contemplated by an Asset Exchange Agreement (“Asset Agreement”) with 12K, LLC (“12K”), an entity controlled by Mr. Mason. Pursuant to the Asset Agreement, Firestone transferred substantially all of the physical assets used in connection with Firestone’s operation of its Fort Worth, Texas facility to 12K in exchange for (i) the cancellation of the $2,998,678 principal amount promissory note (“Promissory Note”) held by 12K and (ii) $500,000 face amount of Senior 7% Convertible Series A Preferred Stock (“Preferred Stock”) of the Company (or 156.2 shares of Preferred Stock). The terms of the Preferred Stock are described in detail below.
          Pursuant to the Asset Agreement, the Company issued 156.2 shares of Preferred Stock. As described below, the shares are initially convertible into 156,200 shares of the Company’s Common Stock.
          The Preferred Stock is convertible into shares of Common Stock at any time, in whole or in part, at a conversion price of $3.20 per share, subject to adjustment. Additionally, the Company can force the holders to convert if the Common Stock trades at $6.00 per share for any 20 out of 30 trading days and ends that period at $6.00. The Preferred Stock ranks senior to all other outstanding stock of the Company in right of dividend payments and liquidation. The Preferred Stock is entitled to cumulative dividends, compounded annually, at an annual rate of 7%, payable in cash or in additional shares of Preferred Stock, commencing January 1, 2010. Until such date, no dividends shall be paid and no dividends will accrue. The Preferred Stock will vote on an “as converted” basis with the Common Stock on all matters brought before the holders of the Common Stock as a single class. The holders of the Preferred Stock also have certain voting rights as previously described in the Company’s periodic reports. Upon the occurrence of certain liquidation events (such as a liquidation or sale of all or substantially all of the Company’s assets), the holders of the Preferred Stock are entitled to receive an amount equal to their initial purchase price for the Preferred Stock plus any accrued but unpaid dividends.
          The Preferred Stock was issued under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis.
          The transaction will result in a substantial reduction of Firestone’s operating expenses associated with the facility, including from the reduction of workforce, lease expenses and other operating expenses. Additionally, as the facility was not currently profitable, the economic benefit to the Company is even greater than the reduction in expenses described above. The cancellation of the Promissory Note will also result in the elimination of the $2,998,678 principal amount in related party debt and approximately $150,000 in annual interest expense in exchange for assets with a net book value of approximately $2.3 million at the end of September 2008 in addition to the $500,000 face value of Preferred Stock issued in connection with the transaction. In relation to the Facility Transactions, the Company did not meet the criteria for discontinued operations as of September 30, 2008. The Network Operations and Production Services operations will be presented as such in the Company’s Form 10-K for the year ending December 31, 2008.
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
          The growth of the Hispanic television audience and increased channel capacity offers us the opportunity to secure distribution of ¡Sorpresa! on more cable and satellite systems, and attract more viewers in each market where the service is available. If we are successful in capitalizing on these opportunities, we should increase our audience and the value of our advertising inventory, which, coupled with industry-wide increases in Hispanic advertising spending, is likely to increase our advertising revenues in the future. Although exploiting these advertising opportunities will require us to incur additional expenses associated with engaging internal staff and outside advertising sales organizations, these expenses are controllable and are incremental relative to the potential for increased revenue.
Operational Overview
          We have made significant progress since our Merger with Firestone in January, 2007. We have built our management team and infrastructure, enhanced our programming efforts, significantly increased our cable distribution and advertising sales capabilities, and furthered awareness of the ¡Sorpresa! brand. In 2007, the Company focused, and continues such focus in fiscal 2008, on positioning ¡Sorpresa! for long-term growth by putting in place a competitive programming schedule, developing and implementing new marketing initiatives with cable operators, and intensifying our outreach to advertising agencies and marketers while substantially increasing the number of subscribers that receive ¡Sorpresa!. We believe these efforts will allow us to better access Hispanic advertising spending which continues to outpace the general market. According to the U.S. Census, the Hispanic demographic is the fastest growing segment in the U.S., currently comprising approximately 15% of the total population, with 1 in 4 under 14 years of age. While these numbers are rising, AdWeek reports that Hispanics are still under-indexed, with only 3.3% of ad dollars being spent on 14.7% of the population in 2007.
          ¡Sorpresa! is available in 22 of the top 25 Hispanic Designated Market Areas (“DMAs”). We have affiliation agreements with all major multiple system operators (“MSOs”) including Time Warner, Cox, Comcast, NCTC, Cablevision and Charter. The network has launched in the Austin, Boston, Chattanooga, Denver, Fresno, Jacksonville, San Francisco, Santa Maria and Tampa DMAs, accounting for over 25 new local systems during the nine months ended September 30, 2008, over 10 of which launched in the third quarter of 2008. The network enjoyed an average annual monthly growth rate of 1.9% from August 2007 to August 2008. ¡Sorpresa! also had over 1,171,272 subscribers at August 2008, having grown its subscriber base by 25% from August 2007.
          We are generally carried on Hispanic Tiers across America, however at the end of September 2008 ¡Sorpresa! was moved from basic carriage to the Hispanic Tier in communities in Dayton and Kettering, Ohio, resulting in a reduction of approximately 145,000 subscribers based upon preliminary estimates. Since the population of Hispanics in these two specific markets is approximately 1.85%, the cable operator in these systems concluded that the population did not support continued digibasic distribution. We believe that there are no other markets where similar circumstances exist at this time, but there can be no assurance that other MSO’s will not make similar programming decisions, affecting our business, in the future.
          ¡Sorpresa! continued to expand its programming lineup and on-air elements in support of the overall branding of the Network. During the third quarter, two new animated series were launched: Bali, which premiered on the preschool block in the mornings for the 2 to 5 year old demographic, and Carl 2, which premiered as part of the primetime block for the tween and teen audiences. As part of the Back-to-School special promotion, we launched Karkú, a live action series designed for tweens, teens and their families. We presented a variety of Network specials and on-air campaigns highlighting ¡Sorpresa!‘s programming as well, including the Parent’s Day Special with Bali, Friendship Day special with episodes of Tweenies, Lola & Virginia, Girl Stuff, Boy Stuff and Jungle Book, Grandparent’s Day special with Telmo and Tula, and Hispanic Heritage Month with Luz, Cámara, ¡Sorpresa!. As part of the partnership with Major League Soccer (“MLS”) and the Juega Como un MLS Pro campaign, ¡Sorpresa! and its reporterita attended the MLS All Star Game in Toronto, having the opportunity to interview MLS Stars such as David Beckham, Cuauhtémoc Blanco and Landon Donovan.
          SorpresaTV.com currently targets Hispanic children ages 6 to 11 and features ¡Sorpresa! Network programming along with games and user generated content. The Company plans to expand the website’s target demographic to include Hispanic preschoolers and their parents, in addition to our existing audience, and to become the online destination of choice for this category. The website will generate revenue and serve as an online platform for network programs, becoming both a revenue generator and a platform for the extension of the ¡Sorpresa! brand. We added over 300 pages of new content and launched the MLS content partnership during the nine months ended September 30, 2008. SorpresaTV.com traffic for the three months ended September 30, 2008 has been increasing at a steep rate compared to the prior quarter ended June 30, 2008. Some meaningful statistics attributable for the steep incline: (1) page views increased to 212,765 or 23 times; (2) unique visitors increased 5,865 or 573%; (3) visits increased 9,964 or 649%; (4) video streams increased 3,401 or 105%; and (5) ad impressions increased 660,028 or 215%.
Sources of Revenue Overview
          Television Network Subscription and Advertising Revenue: We own and operate ¡Sorpresa!, a Spanish language children’s television network and digital community. The television network is distributed over cable systems in the continental United States and Puerto Rico. ¡Sorpresa! digital content is distributed over the internet, mobile and other broadband and digital platforms. We derive revenue with respect to ¡Sorpresa! primarily from cable television subscribers’ fees and also from the sale of advertising spots across all platforms.
          We earn subscription revenue from MSOs that carry ¡Sorpresa! programming, under the agreements between the MSOs and the Company (“MSO Agreements”). While an MSO Agreement governs the terms and conditions between the Company and the MSO’s cable systems, each local cable system that is part of an MSO independently makes the decision to distribute ¡Sorpresa!. The individual cable systems also determine how ¡Sorpresa! is packaged with other cable programming, in turn determining the number of subscribers to which it is made available. ¡Sorpresa! is either bundled with other program channels in tier services, which are available to subscribers who pay additional fees for tier programming, or may be offered as one of a cable system’s basic program channels, which are available to all system subscribers who pay for basic cable service. In U.S. markets, ¡Sorpresa! is typically offered in Hispanic tier packages. In Puerto Rican markets, ¡Sorpresa! is typically offered as part of basic cable service. The MSO agreements provide for monthly subscriber fees with annual rate increases. Usually, an agreement provides for an introductory free carriage period in which no subscriber fees are paid to us for the period following the system’s launch of ¡Sorpresa!. MSOs calculate the number of subscribers for which fees are paid each month by averaging the subscriber count at the beginning and end of each month.
          These affiliation agreements typically provide for payments to us based on each subscriber who receives the ¡Sorpresa! Network. The agreements also usually include “Most Favored Nation” (“MFN”) clauses which obligate us to offer the operator any more favorable economic terms we negotiate with any other MSO. Although the affiliation agreements currently provide for payments of subscriber fees to us, we may determine in the future that it is in our best interest to enter into new affiliation agreements or adjustments to existing agreements that will trigger the MFN clauses of the existing affiliation agreements thereby reducing or eliminating altogether the revenue received from subscriber fees under some or all of the existing affiliation agreements.
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
Network Operations
          See Business Overview above and Note 10, “Subsequent Event” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the status of the Company’s future fiscal period Network Operations. Pursuant to the Facility Transactions, the Company has withdrawn from such activities and all comments in the following paragraph speak to operations as conducted during the three months ended September 30, 2008, and prior.
          We earned fee income from third party customers to whom the Company provides uplink facilities and related services for the distribution of network television programming to cable systems, direct broadcast satellite (“DBS”) services and broadcasters throughout the United States. These arrangements typically are subject to long-term agreements that range in term from one to ten years, and require customers’ payment of monthly fees in advance of service. Other services are offered to short-term customers, such as occasional users of satellite bandwidth, uplink or downlink services.

          We were notified by one of our third party network origination clients of their intent not to renew their contract on a long-term basis. They are now utilizing our services on a month-to-month basis which is expected to continue through some time in the fourth quarter of fiscal 2008. See Business Overview above, and Note 10 “Subsequent Event”, in the Unaudited Condensed Consolidated Financial Statements for further information on the Company’s future Network Operations Activities revenue, as well as Production Services referenced below.
Production Services
          See Business Overview above and Note 10, “Subsequent Event” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the status of the Company’s future fiscal period Production Services. Subsequent to the Facility Transactions, the Company has withdrawn from such activities, and all comments in the following paragraph speak to operations as conducted during the three months ended September 30, 2008, and prior.
          We earned production services revenue from third party television and advertising customers to which we provide video and audio production, post-production, remote production and studio rental services. Production service engagements typically range from a period of a few days to three months or more in length.
Expense Overview
          Operating Expenses: Operating expenses consist primarily of programming acquisition and licensing fees, satellite bandwidth, tradeshow costs, compensation and related fringe benefits paid to departmental personnel. We plan to use independent contractors and producers to provide services on a project-by-project basis where appropriate in an effort to avoid build-up of overhead infrastructures. See Business Overview above, and Note 10 “Subsequent Event” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Company’s future fiscal period operating expenses.
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
          Depreciation and Amortization Expense: Depreciation and amortization expenses consist of the current year’s use of the tangible and intangible assets, most of which were obtained in the Merger, as calculated by using a straight-line method over the estimated useful lives of the assets. Tangible assets consist of broadcast, studio and office equipment located in our facilities. Intangible assets consist of the values associated with our MSOs’ and other clients’ contracts, trademarks, employment contracts, and the favorable terms on our related party’s facility lease.

Results of Operations
Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007:
Results of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	$675,764	$628,273	$1,847,522	$1,717,013
Expenses
Operating	887,843	785,597	2,602,337	2,040,791
Selling, general and administrative	1,095,859	1,500,995	4,478,236	4,089,721

Advertising	158,180	171,414	423,491	339,826

Depreciation and amortization	776,966	517,973	2,304,611	1,620,606
Operating loss	(2,243,084)	(2,347,706)	(7,961,153)	(6,373,931)
Net (loss)	$(2,117,649)	$(1,491,399)	$(7,165,580)	$(3,981,510)
Revenue
          Revenue during the three months ended September 30, 2008 was $675,764 as compared to $628,273 for the three months ended September 30, 2007. We are a programming service business which derives its revenue from three related revenue streams: Television Network (63%), Network Operations (35%), and Production Services activities (2%). Television Network revenue increased by approximately $122,000 or 40% due to strong subscriber growth. This subscriber growth lead to higher revenue from subscriber fees and advertising sales which were partially offset by a decrease in digital media because two agreements were not renewed: approximately $85,000 or 309%, $60,000 or 25%, and $(22,000) or (64%), respectively, for advertising revenue, subscription revenue, and digital media revenue. Network Operations decreased by approximately $83,000 or 26% due to the loss of a client that was not replaced in 2008. Production Services revenue increased by $8,684 or 560% due to successful efforts to enhance our industry visibility and competitive position. Pursuant to the Facility Transactions, revenue associated with Network Operations and Production Services have ceased as of November 1, 2008.
          Revenue during the nine months ended September 30, 2008 was $1,847,522 as compared to $1,717,013 for the nine months ended September 30, 2007. In addition, the nine month period ended September 30, 2007 does not include a full nine months’ activity as the Merger took place on January 19, 2007. Revenues for the first 19 days of 2007 were $116,692. For the nine months ended September 30, 2007, our programming service business derived its revenue from: Television Network (60%), Network Operations (39%), and Production Services activities (1%). Television Network revenue increased by $301,417 or 37% due to a strong subscriber growth. This subscriber growth lead to higher revenue from subscriber fees and advertising sales which were partially offset by a decrease in digital media because two agreements were not renewed in fiscal 2008: $215,585 or 33%, $151,456 or 230%, and $(65,624) or (70%), respectively for subscription revenue, advertising revenue and digital media revenue. Network Operations decreased by $183,333 or 20% due to the loss of a client that was not replaced in 2008. Production Services revenue increased by $12,424 or 386% due to successful efforts to enhance our industry visibility and competitive position. Pursuant to the Facility Transactions, revenue associated with Network Operations and Production Services have ceased as of November 1, 2008.

Expenses
          Operating expenses were $887,843 for the three months ended September 30, 2008 as compared to $785,597 for the three months ended September 30, 2007. Costs increased during the three months ended September 30, 2008 as compared to the same period in 2007 by $102,246 primarily as a result of $99,893 expended on additional personnel hired to expand the distribution of the television network, an additional $7,890 spent on travel, $43,200 expended for the enhancement of the network’s brand and on-air look, $17,744 spent on programming licenses, $18,936 expended on affiliate support and retention in our efforts to increase affiliate distribution, and $6,614 spent on the development of SorpresaTV.com website. Additionally, consulting programming fees of $7,000, contract labor fees for Traffic of $8,245, and digital licensing fees of $3,124 rounded out our operating expenditure increases, which in aggregate were offset by a $96,660 reduction in satellite bandwidth leased in relation to reduced third party client needs and $16,617 in decreased expenses incurred under technical service agreements. The transaction will result in a substantial reduction of Firestone’s operating expenses associated with the facility, including from the reduction of workforce, lease expenses and other operating expenses.
          For the nine months ended September 30, 2008, the operating expenses were $2,602,337 as compared to $2,040,791 for the nine months ended September 30, 2007. Costs increased during the nine months ended September 30, 2008 as compared to the same period in 2007 by $561,546 primarily as a result of $343,306 expensed on additional personnel hired to expand the distribution of the television network, $174,873 incurred for the enhancement of the network’s brand and on-air look, $110,318, spent on additional travel to reach our clients, $49,081 spent on improving the reliability of our uplink services through technical service agreements, $53,106 spent on additional programming licenses, and an additional $14,721 spent on the development of SorpresaTV.com website, consulting programming fees for $24,500, digital licensing fees of $9,375, network operations marketing expenditures of $15,839, sales materials and postage for $11,015, affiliate support and retention for $18,937 to increase affiliates distribution, $19,768 in increased contract labor fees for Traffic, and $32,709 related to other programming costs which, in the aggregate, were offset by a $313,475 reduction in satellite bandwidth leased, resulting from reduced third party client needs. In addition, the nine month period ended September 30, 2007 does not include a full nine months’ activity as the Merger took place on January 19, 2007. Operating expenses for the first 19 days of 2007 were $105,768. The transaction will result in a substantial reduction of Firestone’s operating expenses associated with the facility, including from the reduction of workforce, lease expenses and other operating expenses.
          Selling, general and administrative expenses totaled $1,095,859 during the three months ended September 30, 2008 as compared to $1,500,995 during three months ended September 30, 2007. Expenses decreased in the third quarter of fiscal 2008 as compared to the same period in 2007 by $405,136. The decrease was principally attributable to a decline of $565,885 in compensation costs, resulting from reduced bonuses and share based compensation costs, $130,522 in reduced recruiting expenses, with both being partially offset by the increase of $188,859 in consulting costs and accounting and other professional fees. The Company recognized an impairment loss on certain intangible assets of $137,186 due to the termination of an executive employee.
          Selling, general and administrative expenses totaled $4,478,236 during the nine months ended September 30, 2008 as compared to $4,089,721 during nine months ended September 30, 2007. Expenses increased during the nine months ended September 30, 2008 as compared to the same period in 2007 by $388,515, primarily as a result of the $235,000 of severance expense incurred with the termination of the former President of Firestone Communications, and $250,437 spent on additional consulting, auditing, accounting and other professional fees, and increased travel expenses, which were partially offset by a $178,633 reduction in compensation expense attributable to declines in bonuses and share based compensation charges, and a $177,007 reduction in recruiting fees. The Company recognized an impairment loss on certain intangible assets of $137,186 due to the termination of an executive employee.
          Advertising expenses amounted to $158,180 for the three months ended September 30, 2008 as compared to $171,414 for the three months ended September 30, 2007. Expenses decreased during the three months ended September 30, 2008 as compared to the same period in 2007 by $13,234 primarily as a result of a reduction of $46,551 expended on research studies, $26,439 in reductions for advertising materials and trade show attendance, with such decreases being offset by an increase of $23,473 in promotional activities with cable affiliates, and an increase of $41,223 on public relations agency, advertising agency, consulting fees, subscriptions, shipping charges for promotional material, and personnel hired to expand consumer awareness of ¡Sorpresa!.
          For the nine months ended September 30, 2008 advertising expenses were $423,491 as compared to $339,826 for the nine months ended September 30, 2007. Expenses increased during the first nine months of 2008 as compared to the same period in 2007 by $83,665 primarily as a result of $78,155 spent on sponsoring promotional activities with cable affiliates, $58,251 spent on personnel hired to expand awareness of ¡Sorpresa!, $24,177 spent on shipping charges for promotional material, $30,892 spent on additional travel, industry association dues, additional advertising materials and trade shows attended to increase the brand recognition of ¡Sorpresa which were offset by reductions of $87,011 on research studies and combined reductions of $15,582 on public relation agency, advertising agency, and consulting fees.
          Depreciation and amortization expenses totaled $776,966 during the three months ended September 30, 2008. Depreciation expense on fixed assets was $128,239. Amortization of intangible assets was $648,727. Depreciation and amortization expenses totaled to $517,973 during the three months ended September 30, 2007. Depreciation expense on fixed assets was $62,956. Amortization of intangible assets acquired in the Merger was $455,017. This increase was primarily due to changes to the valuation which was completed during the last quarter of 2007 to determine the fair values of the assets acquired and liabilities assumed in the Merger that closed on January 19, 2007.
          Depreciation and amortization expenses totaled $2,304,611 during the nine months ended September 30, 2008. Depreciation expense on fixed assets was $379,587. Amortization of intangible assets acquired in the Merger was $1,925,024. Depreciation and amortization expenses totaled $1,620,606 during the nine months ended September 30, 2007. Depreciation expense on fixed assets was $359,418. Amortization of intangible assets acquired in the Merger was $1,261,188. Amortization expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 increased due to the final allocation to identify intangible assets and liabilities acquired in the Merger not being completed until the last quarter of 2007.
          Other Income (Expense): Other income (expense) was $(52,792) and $73,732 during the three months ended September 30, 2008 and 2007, respectively. Other income (expense) during the three months ended September 30, 2008 relates primarily to interest income of $7,182 from cash equivalents offset by interest expense of $59,974. Other income (expense) during the three months ended September 30, 2007 was primarily due to interest income of $76,802 from cash equivalents and other income earned from a gain on bad debt recovery and rental income of $20,563, and $14,008, respectively, offset by interest expense of $37,641. Interest income decreased due to the company’s lower cash position. Interest expense increased as the result of amortization of the debt discount due to a below-market interest rate associated with a long-term related party Loan made to the Company. Pursuant to the Facility Transactions, the Company’s interest expense will decline to an immaterial amount in subsequent fiscal quarters. (See Note 10, “Subsequent Event”).
          Other income (expense) was $(136,943) and $272,855 during the nine months ended September 30, 2008 and 2007, respectively. Other income (expense) during the nine months ended September 30, 2008 relates primarily to interest income of $42,978 from cash equivalents offset by interest expense of $179,921. Other income (expense) during the nine months ended September 30, 2007 was primarily due to interest income of $315,115 from cash equivalents and other revenue of $62,796, offset by interest expense of $105,056. Interest income decreased due to the company’s lower cash position. Interest expense increased as the result of amortization of the debt discount due to a below-market interest rate associated with a long-term related party Loan made to the Company.
          Benefit for Income Taxes: The benefit for income taxes during the three months ended September 30, 2008, and 2007 was $178,227 and $782,575, respectively. During the third quarter of fiscal 2008 and fiscal 2007, we recognized a benefit for income tax for the respective three month periods’ net operating losses as they served to partially offset the deferred tax liabilities associated with certain assets acquired in the Merger.

          The benefit for income taxes during the nine months ended September 30, 2008, and 2007 was $932,516 and $2,119,566, respectively. During the nine months ended September 30, 2008 and 2007, we recognized a benefit for income tax for the respective nine month periods’ net operating losses as they served to partially offset the deferred tax liabilities associated with certain assets acquired in the Merger.
Liquidity and Capital Resources
Long-Term Debt
          As part of the Merger, the Company assumed a $2,998,678 principal amount loan of Firestone, which is owed to a former shareholder of Firestone and one of the Company’s current shareholders (the “Loan”). The Loan remains non-recourse to the ¡Sorpresa! Network and related programming assets and services and to Juniper Content. The Loan bears interest at 5% per annum, with interest payments commencing January 20, 2007 and continuing through September 1, 2009. Pursuant to an amendment dated July 31, 2008, commencing on January 1, 2010 and on the first day of each calendar quarter thereafter, the Company will pay 16 equal installments of principal of $187,417 plus the accrued interest. During the three and nine months ended September 30, 2008, the Company recognized $59,974 and $179,921, respectively, of interest expense on the Loan.
          As the interest rate associated with the Loan was determined to be a below market borrowing rate for the Company, a debt discount of $441,805 was recorded at the time of the Merger. This debt discount is being amortized using the effective interest method over the life of the Loan. Amortization of debt discount for three and nine months ended September 30, 2008 was $22,490 and $67,469, respectively, and is included in interest expense on the accompanying unaudited condensed consolidated statement of operations as a component of the interest expense detailed above. The debt discount balance as of September 30, 2008 was $288,623. Pursuant to the Facility Transactions, this debt was settled in full with a transfer of certain assets and the issuance of preferred stock (See Note 10, “Subsequent Event”).
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
          At September 30, 2008 the company had cash and cash equivalents of approximately $1.6 million compared to $5.3 million at December 31, 2007. On February 29, 2008 and March 18, 2008, the Company received net proceeds totaling approximately $2.2 million from the sale of its securities (Note 9). The $3.7 million decrease in cash during the nine months ended September 30, 2008, is attributable to building the ¡Sorpresa! Network and it’s Digital Community, and for the company’s working capital needs. Management believes that the cash levels will be sufficient to fund the Company’s operations only through January 2009. The Facility Transactions will result in a substantial reduction of Firestone’s operating expenses associated with the facility, including from the reduction of workforce, lease expenses and other operating expenses. Additionally, as the facility was not currently profitable, the economic benefit to the Company is greater than the reduction in expenses described above. The cancellation of the Promissory Note will also result in the elimination of the $2,998,678 principal amount in related party debt and approximately $150,000 in annual interest expense.
          Pursuant to an amendment dated July 31, 2008, the related party note holder extended the commencement of the principal payments for one year (Note 8). To remain liquid, we need to raise additional funding and are actively engaged in the process of securing the additional funds through debt and equity financings. Management also believes it could reduce or delay certain variable or discretionary costs to help meet its working capital needs. There is no assurance that we will be successful in our efforts. In light of the foregoing, substantial doubt is raised as to the company’s ability to continue as a going concern. Pursuant to the transactions discussed in Note 10 “Subsequent Event”, the Company has settled this related party note, and has separated itself from other non-profitable operations. It is the Company’s belief that such transactions will decrease working capital demands in the fourth quarter ending December 31, 2008, and in future fiscal periods. There can be no assurance that such measures will extend the Company’s ability to continue as a going concern past January 2009, as discussed above.
          In future fiscal periods the operations that were ceased as a result of the November 3, 2008 transactions will be reported as discontinued operations.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
          During the nine months ended September 30, 2008 and 2007, net cash used in operations were $5,562,440 and $4,486,671, respectively, which consisted of a net loss of $7,165,580 (including non-cash expense items of $1,927,703) and $3,981,510 (including non-cash expense items of -$174,332), respectively.
          Non-cash expense items for the nine months ended September 30, 2008 primarily consisted of $2,875,047 for depreciation and amortization, $67,470 for debt discount, $276,026 related to share based compensation, $89,754 related to favorable lease terms and $137,186 attributable to an impairment of a contract based intangible related to a terminated employment contract offset by a benefit of a deferred tax liability of $947,343. Non-cash expense items for the nine months ended September 30, 2007 consisted of $1,620,606 for depreciation and amortization and $324,628 related to share based compensation offset by a benefit of a deferred tax liability of $2,119,566 for the comparable period in fiscal 2007.
          During the nine months ended September 30, 2008 and 2007, net cash (used in) provided by investing activities was $(95,416) and $14,016,754, respectively. During the nine months ended September 30, 2008, investing activities were the result of capital expenditures for broadcast equipment and office equipment deployed for new personnel. During the nine months ended September 30, 2007, investing activities were primarily the result of the release of the proceeds from a trust.
          Net cash provided by financing activities during the nine months ended September 30, 2008 was $1,960,304 resulting primarily from the sale of preferred stock, with net proceeds of $1,961,255, as compared to net cash used in financing activities of $2,681,833 during the same period in 2007, with such funds expended in the payment of redemptions on certain shares of our class B common stock held by stockholders who voted against the Merger.
Supplemental Information
Non-Generally Accepted Accounting Principles (“Non-GAAP”) Basis Financial Information for the Nine Months Ended September 30, 2008 and 2007

          As a result of the Merger with Firestone which occurred on January 19, 2007, we are presenting the statements of operations of Firestone as our predecessor separately. Because we had no material business or operations prior to the Merger date, we are presenting, below, our results of operations, combined on an arithmetic basis, with those of Firestone for the relevant periods of each company during the nine months ended September 30, 2007. We refer to such combined financial information as being presented on a “Non-GAAP combined” basis and when we refer to “the nine months ended September 30, 2007” in this section, we are referring to the Non-GAAP combined periods. Such Non-GAAP combined financial information only constitutes the arithmetic sums of historical results described above with respect to the period and does not give effect to purchase accounting, interest expense or other pro forma adjustments resulting from the Merger. The Company’s historical financial information for the nine months ended September 30, 2007 gives effect to purchase accounting adjustments from the date of Merger.

		Historical
		Juniper Content		Historical
	Historical	Corporation	(1)	Juniper Content
	Firestone	For the	Combined For	Corporation
	Nineteen	Period from	the Nine	For the Nine
	Days Ended	January, 20 to	Months Ended	Months Ended
	January	September	September	September	Changes from 2007 to 2008
	19, 2007	30, 2007	30, 2007	30, 2008	$	%
Revenue	$116,692	$1,717,013	$1,833,705	$1,847,522	$13,817	0.75%
Expenses	224,704	8,090,944	8,315,648	9,808,675	1,493,027	17.95%
Net loss	$(47,337)	$(3,981,510)	$(4,028,847)	$(7,165,580)	$(3,136,733)	77.86%

(1)	Represents on a Non-GAAP combined basis, the sum of the results of operations of Firestone for the nineteen days ended January 19, 2007 plus our consolidated results of operations for the nine months ended September 30, 2007.
Results of Operations for the Nine Months Ended September 30, 2008 as compared to the Non-GAAP Nine Months Ended September 30, 2007
          The following discussion sets forth our results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.
Revenue
          The following summarizes the components of revenue on a Non-GAAP combined basis for the Non-GAAP nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,		Changes from 2007 to 2008
	2008	2007	$	%
Revenue
Television Network	$1,118,981	$872,013	$246,968	28%
Network Operations	712,894	957,025	(244,131)	-26%
Production Services	15,647	4,667	10,980	235%

Total Revenue	$1,847,522	$1,833,705	$13,817	1%

Overview
          Our total revenue on a Non-GAAP combined basis decreased $13,817 or 1% for the nine months ended September 30, 2008 as compared to the same period in 2007. The overall decrease was primarily driven by reduced Network Operations revenue partially offset by an increase in Television Network revenue.
Television Network Revenue
          For the nine months ended September 30, 2008, Television Network revenue on a Non-GAAP combined basis increased $246,967 or 28% as compared to the same period in 2007.
          Subscriber revenue accounted for the majority of the increase in Television Network revenue, with $178,154 or 26%, which was reflective of the increase in average number of subscribers for the year of 35.5% combined with an increase in retention rates of 2.5%. The growth in subscribers was reflective of management’s campaign during the nine months ended September 30, 2008, to market the ¡Sorpresa! Network, driving growth within existing systems as well as to generate growth with additional systems.
          Advertising revenue on a Non-GAAP combined basis increased $139,733 or 182% resulting from higher sales of available commercial inventory. Advertising sales response has improved as we have surpassed the 1,000,000 subscriber threshold.
          Digital media revenue, earned through the sale of advertising and program distribution on varied digital platforms, decreased $70,934 or 71.30% due primarily to fewer distribution partnerships in 2008. In the past, the primary source of digital media revenue was wireless distribution fees, however we believe advertising revenue through digital content will become more significant in the future as we leverage the opportunity in this developing area. The Company has completed a series of transactions in which it transferred its facilities-based physical assets and associated lease, allowing us to withdraw from our uplink and production services operations. (See Note 10, “Subsequent Event”).
Network Operations Revenue
          For the nine months ended September 30, 2008, Network Operations revenue on a Non-GAAP combined basis decreased $244,131 or 25.5% as compared to the same period in 2007 primarily as a result of losing a client that has not been replaced in 2008. The loss of the client was the direct result of the client’s financial position, rather than as a result of service performance issues. Our uplink business had served three networks, one of which is ¡Sorpresa!. One of our third party network origination clients has notified us of their intent not to renew their contract on a long-term basis. However, the client is continuing to utilize our services on a short-term basis which is expected to continue through some time in the fourth quarter. This client accounted for $344,655 of revenue during the nine months ended September 30, 2008. The Company has completed a series of transactions in which it transferred its facilities-based physical assets and associated lease, allowing us to withdraw from our uplink and production services operations. (See Note 10, “Subsequent Event”).
Production Services Revenue
          For the nine months ended September 30, 2008, production services revenue on a Non-GAAP combined basis increased $10,980 or 253.3% as compared to the same period in 2007. We reported minimal production revenue during nine months ended September 30, 2008 and 2007 as we engaged in activities to increase our industry visibility and competitive stance.
Expenses

          Operating expenses on a Non-GAAP combined basis increased $455,778 or 21.23% for the nine months ended September 30, 2008 as compared to the same period in 2007. This increase in expense was primarily due to increased costs of $313,533 or 39% for compensation and related fringe benefits and increased costs of additional personnel to promote distribution of both the Television Network and the digital platforms and $174,873 for the brand re-fresh to enhance the Network’s brand and on-air look. Additional costs included $107,996 related to increases in employee travel and entertainment, $43,583 related to service and maintenance agreements for the Network Operations center, and $42,343 related to program licensing fees, affiliate support and retention for $18,937 to increase affiliates distribution, $12,696 for website maintenance, consulting programming fees for $24,500, digital licensing fees for $9,375, network operations marketing for $15,839, sales materials and postage for $10,983, contract labor for traffic for $19,768, and $32,709 related to other programming costs. These costs were partially offset by a reduction of $369,878 or 44% in satellite bandwidth costs in direct relation to reduced third party client needs. The Facility Transactions will result in a substantial reduction of Firestone’s operating expenses associated with the facility, including from the reduction of workforce, lease expenses and other operating expenses. Additionally, as the facility was not currently profitable, the economic benefit to the Company is greater than the reduction in expenses described above. The cancellation of the Promissory Note will also result in the elimination of the $2,998,678 principal amount in related party debt and approximately $150,000 in annual interest expense.
          Advertising expenses on a Non-GAAP combined basis increased approximately $83,666 or 24.62% as compared to the same period in 2007 resulting from the implementation of new marketing efforts. Such increase during the nine months ended September 30, 2008 consisted primarily of costs due to marketing, tradeshows, ad agency and additional compensation and related fringe benefits and travel costs in the marketing department. The expenditures in this area are also reflective of the business plan to increase visibility within the industry.
               Selling, general and administrative expenses on a Non-GAAP combined basis increased $295,424 or 7% for the nine months ended September 30, 2008 as compared to the same period in 2007. This increase was primarily due to increased marketing and professional fees and expenses associated with the expansion of corporate infrastructure and hiring of new sales and corporate personnel, partially offset by reduced bad debt. The severance expense of $235,000 incurred as a result of the termination of the former President of Firestone, and an increase in headcount with the expanded infrastructure accounted for increased salary expenses and related tax and other benefit expense of $44,982 or 2% which includes $276,026 in share-based compensation expense. Additional costs to develop strategic plans of ¡Sorpresa! included increases in travel expenses of $50,208, and professional administration and marketing fees of $79,092. Sarbanes-Oxley compliance for the nine months ended September 30, 2008 resulted in the implementation expense of $33,952, sales consulting fees of $21,000, sales commission and rep fees of $36,320, company sponsored community events and tradeshows of $36,561, marketing associations and subscription dues of $24,620, computer software expense of $7,800 and sales materials fees of $41,472, interest expense of notes for $52,918 and other marketing costs to develop ¡Sorpresa! awareness of $50,188. These costs were partially offset by a reduction in bad debt expenses of $145,943 and reduced hiring expenses in 2008 of $178,476. Additionally, the Company recognized an impairment loss on certain intangible assets of $137,186 due to the termination of an executive employee.
          Depreciation and amortization expenses on a Non-GAAP combined basis increased $658,159 or 39.97% for the nine months ended September 30, 2008 as compared to the same period in 2007. This increase was primarily due to changes to the valuation which was completed during the last quarter of 2007 to determine the fair values of the assets acquired and liabilities assumed in the Merger on January 19, 2007.
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
          As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.
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
PART II
OTHER INFORMATION
ITEM 4. EXHIBITS
     (a) Exhibits:
     31.1 — Section 302 Certification by CEO
     31.2 — Section 302 Certification by CFO
     32.1 — Section 906 Certification by CEO
     32.2 — Section 906 Certification by CFO

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 14, 2008

JUNIPER CONTENT CORPORATION
/s/ Stuart B. Rekant
Stuart B. Rekant
Chairman of the Board and Chief Executive Officer

/s/ Herbert J. Roberts
Herbert J. Roberts
Senior Vice President, Chief Financial Officer and Secretary