Form 10-K
period 2008-12-31
Juniper Content Corp
filed 2009-04-16
CIK 1318862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-33252
JUNIPER CONTENT CORPORATION
(Name of Registrant in Its Charter)

Delaware	20-2278320
(State of Incorporation)	(Registrant I.R.S. Employer I.D. Number)

1560 Broadway, Suite 615
New York, New York	10036
(Address of principal executive offices)	(Zip Code)
(212) 660-5930
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value per share
Class W Warrants to purchase shares of Common Stock
Class Z Warrants to purchase shares of Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1,601,884.
As of April 15, 2009, there were 3,201,431 shares of Common Stock, $.0001 par value per share, outstanding.
Documents incorporated by reference: None.

PART I
ITEM 1. BUSINESS.
General
     Juniper Content Corporation (“Juniper Content”) is a media and entertainment company focused on branded content services in high growth markets operating across multiple distribution channels. We own and operate ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish. We are also exploring all financing and strategic alternatives available to us, including the sale of ¡Sorpresa!, in order to maximize stockholder value.
     We are a Delaware corporation formerly known as Juniper Partners Acquisition Corp. (“JPAC”), We were incorporated on February 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or a other similar business combination with one or more unidentified operating businesses. In July 2005, we completed our initial public offering of our securities. On January 19, 2007, we acquired all of the outstanding capital stock of Firestone Communications, Inc. (“Firestone”) in exchange for its common stock and warrants (the “Merger”) pursuant to the Agreement and Plan of Merger dated August 15, 2006 (“Merger Agreement”). Immediately thereafter, we changed our name to Juniper Content Corporation.
     Firestone was incorporated in the state of Delaware on July 7, 2003 following the merger of Broadcast Links, Inc. and Hispanic Television Network, Inc.
     ¡Sorpresa! Rights LLC was formed in the state of Delaware on August 27, 2007 as a subsidiary of Juniper Content to hold programming rights created or acquired by Firestone.
     We maintain a website located at www.junipercontent.com. Our corporate filings, including our Annual Reports, Quarterly Reports, Current Reports, Proxy Statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. We do not intend for information contained in these websites to be a part of this Annual Report on Form 10-K.
     In this discussion of our business, unless the context otherwise requires, references to “we,” “us,” or “our Company” include Juniper Content and Firestone.
Recent Developments
     On February 29, 2008 and March 18, 2008, we issued an aggregate of 690.625 shares of its 7% Series A Convertible Preferred Stock (“Preferred Stock”) and 690,625 warrants. Of the warrants sold in the private placement, 345,312 (“Class A Warrants”) have an exercise price of $0.01 per share; 172,656 (“Class B Warrants”) have an exercise price of $2.50 per share; and 172,657 (“Class C Warrants”) have an exercise price of $5.00 per share. Each share of Preferred Stock is convertible at the holder’s option for an aggregate of 690,625 shares of common stock. The gross proceeds from the private placement of Preferred Stock were $2,210,000 less the transaction fees of $248,745 resulting in net proceeds of $1,961,255.

     Dividends on the Preferred Stock accrue at 7% per annum commencing January 1, 2010. Accordingly, as of December 31, 2008, no dividends have been accrued.
     We issued warrants (the “Rebate Warrants”) to the lead investor in the private placement to purchase 96,688 shares of common stock with an exercise price of $1.00 per share, exercisable immediately and expiring on February 28, 2013.
     Effective as of November 1, 2008, the Company completed a series of transactions (the “Facility Transactions”) in which it transferred its facility-based physical assets and associated lease, allowing it to withdraw from its uplink and production services operations. In connection with the Facility Transactions, Firestone consummated the transactions contemplated by a lease assignment and three-year sublease agreement (the “Lease Agreements”) and a three-year services agreement (the “Services Agreement”) with Studios 121, Inc. (“S121”), an affiliate of Raymond K. Mason, the Company’s former Vice Chairman of the Board. Pursuant to the Lease Agreements, Firestone assigned to S121 all of its rights to the existing lease for Firestone’s facility located in Fort Worth, Texas, a facility which is owned by VKM III, LLC, an entity controlled by Mr. Mason. Thereafter, Firestone subleased from S121 approximately 3,650 square feet at the same location which was subsequently reduced to 900 square feet in 2009. Pursuant to the Services Agreements, S121 agreed to provide certain uplink and master control management services to Firestone. In connection with the foregoing, the Company assigned its earth station license to S121.
     Firestone and the Company also consummated the transactions contemplated by an Asset Exchange Agreement (the “Asset Agreement”) with 12K, LLC (“12K”), an entity controlled by Mr. Mason. Pursuant to the Asset Agreement, Firestone transferred substantially all of the physical assets used in connection with Firestone’s operation of its Fort Worth, Texas facility to 12K in exchange for (i) the cancellation of the $2,998,678 principal amount promissory note (“Promisory Note”) held by 12K and (ii) $500,000 face amount of Senior 7% Convertible Series A Preferred Stock of the Company (or 156.2 shares of preferred stock).
     In December 2008, Raymond K. Mason, John K. Billock, Bert A. Getz, Richard Intrator and Paul Kramer, each members of the Board, advised the Company that they were resigning from the Board. These resignations were due to such individuals’ other personal and professional commitments and not in connection with any disagreement between any of these individuals and the Company or its management. At the time of Mr. Mason’s resignation, Mr. Mason transferred to the Company (i) 20,000 Series B Units, each consisting of two shares of Common Stock, one Class W Warrant and one Class Z Warrant, each warrant to purchase one share of Common Stock, (ii) an aggregate of 2,376,696 shares of Common Stock and (iii) an aggregate of 39,670 Class W and Class Z Warrants for total aggregate consideration of $1.00. Such securities were retired by the Company.
     On February 11, 2009, the Company sold $900,000 aggregate principal amount of senior secured convertible notes due August 31, 2009 (“Senior Notes”). Of the Senior Notes sold, $750,000 principal amount was purchased by Juniper Venture LLC, a special purpose investment vehicle managed by Centripetal Management, LLC, of which Steven G. Chrust, a Director of the Company, is a senior principal. The additional $150,000 principal amount was purchased by Hidden Treasurers, Inc., of which Stuart B. Rekant, the Company’s Chairman and Chief Executive Officer, is Chairman and Chief Executive Officer. The terms of the Senior Notes and the underlying securities are described in detail under Item 3.02 of our Current Report on Form 8-K, dated February 11, 2009 and filed on February 13, 2009.
¡Sorpresa! Television Network and Digital Community
     ¡Sorpresa! is the nation’s first children’s cable television network to broadcast exclusively in Spanish, offering culturally relevant programming for children ages 2 to 17. ¡Sorpresa!‘s “digital community” reflects the aggregate of our activities to expand the network’s reach beyond traditional cable, broadcast and DBS television to an audience that can access ¡Sorpresa! content through internet, mobile and other broadband and digital platforms.
     Television Distribution
     We derive most of our revenue from distribution of the television network over cable television platforms. At December 31, 2008, ¡Sorpresa!‘s programming was delivered as a stand-alone, twenty-four hour, seven day-a-week television programming network to more than 1,124,882 ¡Sorpresa! subscribers in 22 out of the 25 largest U.S. Hispanic markets and in Puerto Rico.
     ¡Sorpresa! is distributed over cable television systems through our affiliation agreements with the nation’s largest multiple cable system operators (“MSOs”). While an MSO agreement governs the terms and conditions between Firestone and the MSO’s cable systems, each local cable system that is part of an MSO independently makes the decision to distribute ¡Sorpresa!. The individual cable systems also determine how ¡Sorpresa! is packaged with other cable programming, in turn determining the number of subscribers to which it is made available. ¡Sorpresa! is either bundled with other program channels in tier services, which are available to tier subscribers who pay additional fees for tier programming, or may be offered as one of a cable system’s basic program channels, which are included to all system subscribers who pay for basic cable service. In U.S. markets, ¡Sorpresa! is typically offered in Hispanic tier packages. In Puerto Rican markets, ¡Sorpresa! is typically offered as part of basic digital service.
     ¡Sorpresa!‘s primary mode of delivery to viewers is as a television programming channel via digital cable systems. Central to ¡Sorpresa!‘s distribution as a cable service are our MSO agreements with the six largest MSOs in the United States:
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

     Fiber Optics
     In addition to carriage on cable systems, we have secured carriage on a number of telephone-based systems that provide distribution similar to that which is offered by cable systems. For example, ¡Sorpresa! is part of the Verizon FiOS base Hispanic package, which is now available in a number of markets around the country including markets like New York, Dallas, Los Angeles and Washington D.C..
     DBS
     An alternative to cable television, direct broadcast satellite (“DBS”) services provide television programming to approximately 28.4% of all television households (according to a Television Bureau of Advertising analysis of Nielsen data) and a meaningful number of Hispanic television households. A DBS carriage agreement typically would provide for ¡Sorpresa! to be carried as part of a premium tier offering of a number of Hispanic channels, for which the carrier would charge subscription fees — either as a stand-alone channel, or more likely, in a package with other channels appealing to a common interest (e.g. as part of a Spanish-language or children’s television package). A DBS carriage agreement typically ranges in term from one to ten years. While we are attempting to secure carriage on DBS services to distribute ¡Sorpresa! to potential viewers, we do not yet have a carriage agreement with a DBS operator.
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
     ¡Sorpresa!‘s digital community extends the network’s reach to internet, interactive, mobile and other digital and broadband distribution platforms. ¡Sorpresa! content is currently available through third party multi-platforms, including: MobiTV, the provider of Spanish language video services to Alltel Wireless, AT&T/Sprint; and Brightcove, the exclusive broadband video player to SorpresaTV.com. The digital platform agreements we have with such entities generate revenue from both subscriber fees and advertising revenue share supported models. Utilizing post-production facilities, content is digitized and otherwise encoded from source tapes, edited and subsequently trans-coded for delivery to the various platforms.
     While we do not currently generate significant revenue from the utilization of ¡Sorpresa! digital content, we believe that the expansion of features on SopresaTV.com will lead to increased awareness of the ¡Sorpresa! brand and the growth of third party digital services will result in opportunities to realize significant advertising, subscription and other revenues from ¡Sorpresa! digital content in the future. We also believe that our current participation in digital distribution activities at the early stages of consumer acceptance positions ¡Sorpresa! to take advantage of digital distribution opportunities in the future.

     Program Acquisition
     We acquire completed program content for ¡Sorpresa! under license from third parties. The network’s licensors are international broadcasters, producers and distributors. We acquire licensed programming in exchange for license fees and, in most cases, secure rights for unlimited runs on the network and nonexclusive rights for online, mobile and other media throughout the United States and its territories and possessions for multiple-year terms.
     Advertising
     We believe we are well positioned to realize revenue growth from the sale of in-program advertising on ¡Sorpresa!. We expect that ¡Sorpresa! will become increasingly attractive to many national advertisers seeking to target this market segment. According to the U.S. Census, the Hispanic demographic is the fastest growing segment in the U.S., currently comprising approximately 15% of the total population, with 1 in 4 under 14 years of age. According to HispanTelligence Research, the buying power of U.S. Hispanics in terms of total U.S. buying power in 2008 was 9.3%. While these numbers are rising, Ad Age reports (TNS Media Intelligence & HispanTelligence) that Hispanics are still well under-indexed when it comes to overall media spending, with only 2.8% of advertising dollars being spent on 14.8% of the population in 2008. We expect that ¡Sorpresa! will benefit from increased spending in the fast growing Hispanic advertising sector. Moreover, the expansion of the ¡Sorpresa! digital community will offer additional opportunities for advertising growth, as the market for advertising on internet, mobile, VOD, SMS and other digital and broadband platforms continues to expand.
Government Regulations
     Our operations are subject to certain regulations administered by the Federal Communications Commission (“FCC”).
     While the ¡Sorpresa! network’s programming is not subject to direct regulation, regulation of the cable systems that distribute ¡Sorpresa! affect the content and advertising that we can program on ¡Sorpresa!. Regulations that most materially impact ¡Sorpresa! are those affecting cable systems’ carriage of children’s programming, which regulations limit the amount and type of advertising that can be broadcast within and in between children’s programming, and prohibit “host selling” — the in-program promotion of goods and services by program characters. ¡Sorpresa! may also be impacted in the future by regulation that restricts the number of distributed channels that can be owned by cable systems, as well as other content and advertising-based regulation that does not currently impact system operators’ ability to distribute ¡Sorpresa!’s programming.
Intellectual Property Rights
     We maintain trademark rights in and to the word ¡SORPRESA!, as the mark for Network and its digital community. We own a current U.S. trademark registration for ¡SORPRESA! in connection with our broadcasting and television production and distribution services and operation of our website. The federal trademark registration in the word mark perfects our trademark rights for use of the word “¡Sorpresa!” in connection with the Network and certain a number of other classes of goods and services, regardless of the logo or graphic configuration in which the mark is used.
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
     Primarily, we acquire exclusive television rights and non-exclusive internet and interactive rights in the programming we distribute for the U.S. territory under license from third party copyright owners and their assigns. In some cases, we create original programming, for which we are the copyright owner.
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
Competition
     We face competition in our operations. Our ¡Sorpresa! Network competes for viewers and revenue with other Spanish and English-language cable networks. Hispanic programming in the United States is currently dominated by two major media companies, Univision and Telemundo (a division of NBC — Universal), and, to a lesser extent, TV Azteca (collectively, the “Major Programmers”). Together, the Major Programmers offer Spanish language broadcast and cable services that reach nearly 100% of the U.S. Hispanic market.
     Some networks like Telefutura, Galavisión and Telemundo offer 3 hrs of children’s programming mainly during the weekends. Other Networks offer a daily kids programming block focusing mainly on preschool kids and families such as Discovery Familia and V-Me, which launched with a number of PBS local stations as affiliates, is broadcast as a multicast programming service and has digital/basic cable and satellite distribution in many largely Hispanic communities across the United States.
     There are also Networks such as MTV Tr3s and Mun2 dedicated to serve the older demographic offering a bilingual approach and new players like Cbeebies, a preschool channel for 6 and under from the BBC that recently launched on DISH Network and Semillitas that is expected to launch later in 2009.
     Additionally, some English-language networks like Nickelodeon, Boomerang and Disney produce bilingual children’s programming and their programming also comes with an alternate Spanish-language soundtrack via the SAP channels.
     The level of competition has grown quickly in recent years and is expected to further increase in the future. Our competitive advantage will depend on:

•	The continued distribution growth of ¡Sorpresa! with cable, fiber optic and DBS operators;

•	The network’s ability to attract advertisers; and

•	The ability to acquire and/or produce original programming to attract a broader audience.
     Many of our competitors and potential competitors have more market share, are more established and have significantly greater resources. There can be no assurance that our current or prospective competitors will not offer or develop products or services that are superior to, or that achieve greater market acceptance than, our products and services.
Employees
     As of December 31, 2008, the Company had 11 full-time employees, two of whom are executive officers.
     Our employees are not represented by any unions, nor are we otherwise subject to any collective bargaining agreements. We have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.
ITEM 1A. RISK FACTORS.
Firestone has historically had recurring losses from operations and currently has a large accumulated deficit. We may never achieve and maintain profitability.
     We have incurred net losses for each of the last several years. We may never be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or annual basis. If profitability is achieved, it may not be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.
We will need to raise additional funds.
     We believe we will have sufficient cash to fund our current level of operations only through July 2009. Our capital requirements continue to be adversely affected by our inability to generate positive cash flow from operations. Management believes that we will be able to reduce or delay certain variable or discretionary costs to potentially lessen our short-term future working capital needs, but there is no assurance that we will be successful in our efforts. Accordingly, in order to meet our future operating needs beyond July 2009, we are exploring all potential forms of financing and strategic alternatives, including the sale of ¡Sorpresa! If we continue to be unable to generate cash from operations and are unable to find sources of financing or a strategic alternative, it would have an adverse impact on our liquidity and operations. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency.
Stockholders may not receive any proceeds if we effectuate a sale of our business or are forced to liquidate.
     We may determine that it is in the best interest of our stockholders to effectuate a sale of our business. Such a sale may not be on terms favorable to us or at all. Upon such a sale, we would be obligated to repay our indebtedness as well as any applicable liquidation preference to the holders of our outstanding preferred stock. Accordingly, if we sell our business for an amount less than our outstanding indebtedness and such liquidation preferences, the holders of our common stock would not receive any amounts in a liquidation. A sale of our business may not realize an amount sufficient to repay our outstanding obligations in full. Furthermore, if we do not go forward with a sale and are forced to liquidate, stockholders may not receive anything in liquidation for the same reasons.
We may not be successful in securing sufficient distribution of the ¡Sorpresa! network.
     Typically, cable and satellite carriage is secured by independent networks, such as the ¡Sorpresa! television network, through arm’s-length affiliation agreements with cable and satellite operators, in exchange for the network’s barter of in-network advertising inventory and the system providers’ payment of subscriber fees to the network. We rely exclusively on agreements with third-party cable system and fiber optic operators and plan to secure carriage on DBS services to distribute ¡Sorpresa! to potential viewers. As of December 31, 2008, ¡Sorpresa! had approximately 1,124,882 subscribers. However, we may not be successful in securing carriage agreements or securing carriage agreements on financially advantageous terms that are adequate to ensure the distribution of ¡Sorpresa! to more subscribers. If we cannot achieve sufficient distribution of ¡Sorpresa!, we will not be able to generate sufficient revenues to support our operations.
     The affiliation agreements typically provide for payment to us based on each subscriber that receives the ¡Sorpresa! network. The agreements also usually include “most favored nation” (“MFN”) clauses, which obligate us to offer the operator any more favorable economic terms we negotiate with any other MSO. Although the affiliation agreements currently provide for payment of subscriber fees to us, we may determine in the future that it is in our best interests to enter into new affiliation agreements which do not provide for payment of such fees to us. This will trigger the MFN clauses of the existing affiliation agreements, reducing or eliminating altogether the revenue received from subscriber fees under some or all of the existing affiliation agreements.
We may not be successful in promoting the availability of ¡Sorpresa! to potential viewers in markets where we have secured carriage for the network.
     Because the fees that we can charge advertisers to advertise on ¡Sorpresa! are based on the number of potential viewers once we have secured carriage for ¡Sorpresa! in a given geographic market, we must create viewer awareness that ¡Sorpresa! is available on local cable systems or national satellite services. Customarily, startup television networks create such awareness through advertising on television, radio, internet, outdoor (billboards, bus shelters and other signage) and print, as well as by sponsoring special local promotions. Since ¡Sorpresa! is targeted at a highly specialized demographic group — Spanish speaking children between the ages of 2 and 17 — it is more difficult to select and secure appropriate advertising. Because the ability of advertising and promotional campaigns to influence television viewing behavior is unpredictable, and our ability to address ¡Sorpresa!’s target viewers and their parents’ limits the available media through which we effectively reach our target audience, we can offer no assurance that our advertising and promotion efforts will successfully create awareness of ¡Sorpresa! among its target viewers.

We may not be successful in programming ¡Sorpresa! with a mix of programming that appeals to a sufficient number of viewers.
     ¡Sorpresa!‘s ability to attract advertisers and advertising agencies depends upon its ability to attract a sufficiently large, consistent audience. Typically, a television network develops a consistent audience by offering popular programming that appeals to an audience that views network programming on a regular, repeat basis. Because the appeal of any specific television programming is inherently subjective and unpredictable, maintaining a schedule of programming that consistently attracts a sufficiently large audience is challenging for any television network. As we have no historical experience offering a programming schedule that has been accepted by a sufficiently large audience, we can offer no assurance that our programming will have sufficient appeal to its potential audience to generate a large enough audience to attract advertisers that will purchase advertising time on the network or to pay advertising rates that are sufficient to support our operations.
We may be unsuccessful in generating sufficient advertising revenue to sustain profitable operations.
     Even if we are successful in securing distribution of ¡Sorpresa! to a sufficient number of Hispanic television households and draw a significant number of viewers, we may not generate sufficient revenue to support operations due to factors outside of our control. First, as we are the first children’s Hispanic television network, there is no established market for advertising inventory in Spanish language children’s programs. Thus, the rates that advertisers are willing to pay to advertise on ¡Sorpresa! may be less than we anticipate based on advertising rates for other television programming. Second, fluctuations in the value of television advertising inventory based on factors such as general macroeconomic conditions, the relative scarcity of advertising inventory across all media outlets and the perceived effectiveness of television advertising, may have a negative effect on the rates we can charge for advertising on ¡Sorpresa!. Finally, the effectiveness of our efforts to efficiently manage our advertising inventory will be materially affected by our ability to develop or retain an effective advertising sales organization. Because the factors outside of our control may not develop in a manner that will favor us, and/or we may not succeed at developing or retaining an effective advertising sales organization, we cannot offer any assurance that we will generate sufficient revenues from advertising sales to support our operations.
Proposed changes to regulations affecting the television industry in the United States may create incentives for cable systems to displace or refuse carriage for ¡Sorpresa! or to demand carriage fees in excess of our ability to pay.
     Most cable systems in the United States have the technological capacity to offer hundreds, even thousands, of channels of programming to their subscribers. Two current aspects of FCC regulation promote cable systems’ carriage of independent programming. First, there are limitations on the percentage of program services under common control that any owner of MSOs may carry on its systems (“cross-ownership”). Second, under the FCC’s “Must Carry” rules, full power local over-the-air television broadcasters (“Broadcast Licensees”) may compel carriage of only one primary broadcast program channel by each cable system in such Broadcast Licensee’s designated market area (“DMA”). The FCC is currently reviewing both the cross-ownership rules and whether the Must Carry rules should be extended to Broadcast Licensees’ new digital programming services. In these proceedings, the cable industry is advocating a repeal or loosening of the cross-ownership rules, while the broadcast industry is aggressively advocating modifications to the Must Carry rules that would require cable systems to carry up to five channels of each broadcasters’ programming services. If the cross-ownership rules are repealed or loosened, it is likely that program services under common control with MSOs will consume a larger percentage of cable system channel capacity, thus reducing the availability of carriage capacity for and subscription fees paid to independent networks such as ¡Sorpresa!. If the Must Carry rules are modified to require cable systems to carry more program services originated by Broadcast Licensees, such broadcast services will consume a larger percentage of cable system channel capacity, thus reducing the availability of carriage capacity for and subscription fees paid to independent networks such as ¡Sorpresa!.
Major Hispanic television companies may enter the market for children’s programming with adverse competitive effects on our Network
     ¡Sorpresa! was the first Spanish language television network to offer programming to children in the United States on a 24/7 basis. However, Hispanic programming in the United States is currently dominated by the Major Programmers. Together, the Major Programmers offer Spanish language broadcast and cable services that reach nearly 100% of the U.S. Hispanic market. Some networks like Telefutura, Galavisión and Telemundo offer 3 hrs of children’s programming mainly during the weekends. Other Networks offer a daily kids programming block focusing mainly on preschool kids and families such as Discovery Familia and V-Me, which launched with a number of PBS local stations as affiliates, is broadcast as a multicast programming service and has digital/basic cable and satellite distribution in many largely Hispanic communities across the United States. There are also Networks such as MTV Tr3s and Mun2 dedicated to serve the older demographic offering a bilingual approach and new players like Cbeebies, a preschool channel for 6 and under from the BBC that recently launched on DISH Network and Semillitas that is expected to launch later in 2009. Additionally, some English-language networks like Nickelodeon, Boomerang and Disney produce Bilingual children’s programming and their programming also comes with an alternate Spanish language soundtrack via the SAP channels
     As the Major Programmers and other programmers continue to enter the children’s market in a material way, such competition could have a negative impact on ¡Sorpresa!’s market position. Competition from one or more Major Programmers and other programmers could (i) increase our cost of licensing third party programming; (ii) require us to increase spending on original production in order to achieve production values that could compete with Major Programmer services; (iii) increase competition in the market for creative talent (i.e. producers, writers, actors and other on-air talent), resulting in either increased costs to us or our inability to secure the highest quality creative talent; and (iv) create competition between us and Major Programmers for limited cable and satellite carriage capacity.
The emergence of non-traditional digital modes of distributing television programming is likely to erode the size of the cable television audience.
     There are a number of services offering motion picture and television programs through non-traditional means, primarily the internet and private addressable set-top boxes (collectively the “Alternative Distribution Systems”). It is anticipated that many more Alternative Distribution Systems will be available in the near future, offering significant competition to cable and DBS services for viewers. The Alternative Distribution Systems allow viewers to select, view and store programming over the internet without receiving a terrestrial broadcast signal or subscribing to a cable or DBS service. While we plan to make ¡Sorpresa!’s programming and other content available over a number of Alternative Distribution Systems, there is no established business model for programmers of Alternative Distribution Systems to generate revenue associated with users’ consumption of programming, and no sustainable business model may ever be developed. At the same time, Alternative Distribution Systems will likely erode the aggregate audience for traditional forms of television, thus reducing the overall audience viewing ¡Sorpresa! on cable and satellite television. Such a reduced television audience is likely to have an adverse effect on the rates that we can charge advertisers for network advertising inventory.
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
We are dependent on our key personnel.
     Our success depends substantially on the performance of Stuart B. Rekant, Herbert J. Roberts and our other key personnel. Although each of them has substantial experience in relevant areas, we cannot assure you that their prior experience will be beneficial to our success. Moreover, our future success depends in part on our ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. The loss of services of either of these two officers or our inability to attract and retain other personnel could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our outstanding warrants and options may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
     We currently have outstanding Class A warrants to purchase 345,312 shares of common stock, Class B warrants to purchase 172,656 shares of common stock, Class C warrants to purchase 172,657 shares of common stock, Class W warrants to purchase 3,705,165 shares of common stock, Class Z warrants to purchase 3,705,165 shares of common stock, Rebate Warrants to purchase 621,688 shares of common stock, an option to purchase 12,500 Series A units and/or 62,500 Series B units, which if exercised, will result in the issuance of an additional 250,000 warrants, and plan and non-plan options to purchase a total of 825,000 shares of common stock. Although the exercise price of a majority of these warrants and options is above the current price of our common stock, to the extent these warrants and options are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.
     Steven G. Chrust, as a senior principal of the manager of the holder of the majority of our outstanding Series A Preferred Stock and a majority of our outstanding Senior Notes, will be entitled to vote a majority of our voting stock (assuming the notes are converted into Series B Participating Preferred Stock which vote on an as-converted basis with the common stock). Accordingly, he will be able to control the election of directors and, therefore, our policies and direction. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.
We may not be able to manage our growth effectively.
     If we are fortunate enough to experience rapid growth in our operations, it will place a significant strain on our managerial, operational and financial resources. In order to manage our growth, we must continually adjust managerial controls, procedures and systems. Our success will depend upon our ability to expand, train and manage our work force, and in particular, our developers, sales and business development staffs. We cannot assure you that we will be able to do this effectively.
Our failure to service our debt obligations could have a material adverse effect on our operations.
     In February 2009, we issued $900,000 aggregate principal amount of Senior Notes. This outstanding debt could have important consequences to stockholders, including:
•	we may not be able to earn enough money to pay interest and principal on the notes, which would cause us to be in default and allow the lenders to accelerate the debt or take possession of our assets which secure our obligations under the notes;

•	we may have difficulty borrowing money in the future for working capital, capital expenditures or other purposes;

•	we will need to use a large portion of the money we earn to pay principal and interest on the notes, which will reduce the amount of money we can use in our business; and

•	we are more vulnerable to changes in general economic conditions and downturns in our business because of the service requirements of our debt.
The agreements governing our Senior Notes contain restrictive covenants.
     Our obligations under the outstanding Senior Notes are secured by all of our assets pursuant to a security agreement. The security agreement contains covenants that restrict, without the prior consent of the holders of a majority of the outstanding notes:
•	the incurrence of additional indebtedness;

•	the creation of liens;

•	the payment of dividends on capital stock; and

•	consolidations, mergers and transfers of all or substantially all of our assets.
     If we fail to comply with these covenants and are unable to obtain waivers from the lenders, we will be in default and, among other remedies, the lenders could accelerate the affected debt and take possession of our assets.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     We maintain our executive offices at 1560 Broadway, Suite 615, New York, New York 10036, where we lease office space pursuant to a monthly lease that was executed in February 2009 and expires in July 2009. The rent for this space is $2,100 per month.
     Firestone subleases from S121, an affiliate of Raymond K. Mason, our former Vice Chairman of the Board, approximately 900 square feet in a building located at 6125 Airport Freeway, Fort Worth, Texas 76117. The sublease calls for Firestone to pay lease payments to S121 of $600 per month.
     In February 2009, we surrendered our leased office space at 521 Fifth Avenue, New York, New York.
ITEM 3. LEGAL PROCEEDINGS.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .
Market Information
     From our inception to January 2007, our Series A Units, Series B Units, common stock, Class B common stock, Class W Warrants and Class Z Warrants were traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbols JNPPU, JNPPZ, JNPPA, JNPPB, JNPPW and JNPPL, respectively. In connection with our acquisition of Firestone, our Class B common stock converted into common stock on a one-for-one basis and ceased trading as of January 22, 2007. We also changed our name to Juniper Content Corporation. Thereafter, our Series A Units, Series B Units, common stock, Class W Warrants and Class Z Warrants traded on the OTCBB under the symbols JNPCU, JNPBU, JNPC, JNPCW and JNPCZ, respectively. In January 2008, the Series A Units and Series B Units became separable into their component pieces on a mandatory basis and ceased trading as units. The following table sets forth the range of high and low closing bid prices for the Series A Units, Series B Units, common stock, Class B common stock, Class W Warrants and Class Z Warrants for the periods indicated during the last two years. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

							Class B
	Series A		Series B		Common		Common		Class W		Class Z
	Units**		Units*		Stock		Stock**		Warrants		Warrants
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low
2008:
Fourth Quarter	—	—	—	—	0.26	0.01	—	—	0.02	0.0003	0.015	0.0001
Third Quarter	—	—	—	—	0.65	0.25	—	—	0.04	0.01	0.05	0.015
Second Quarter	—	—	—	—	0.8	0.6	—	—	0.1	0.04	0.07	0.05
First Quarter	2.23	2.15	1.80	1.80	1.05	0.75	—	—	0.1	0.042	0.1	0.06
2007:
Fourth Quarter	4.02	2.00	3.80	1.50	1.85	0.40	—	—	0.09	0.05	0.16	0.06
Third Quarter	8.05	4.50	6.25	3.95	2.95	1.85	—	—	0.26	0.09	0.35	0.16
Second Quarter	9.50	8.60	7.00	6.25	3.00	2.88	—	—	0.35	0.26	0.40	0.27
First Quarter	12.30	8.20	11.10	6.50	3.87	2.90	5.33	3.80	0.41	0.24	0.52	0.27

*	Series A and Series B Units ceased trading on January 30, 2008.

**	Automatically converted into common stock and ceased trading on January 22, 2007.
Holders
     As of April 6, 2009, there were 50 holders of record of our common stock, 26 holders of record of our Class W Warrants and 26 holders of record of our Class Z Warrants.
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
     Our Senior Notes that were issued in February 2009 are convertible at any time prior to repayment, at the option of the holder, into shares of our Series B Participating Preferred Stock. The Series B Participating Preferred Stock is entitled to cumulative dividends, compounded annually, at the rate of 8% of the stated value, payable in cash or in additional shares of Series B Participating Preferred Stock at the option of the holder.
Recent Sales of Unregistered Securities
     The disclosure under Item 3.02 of our Current Report on Form 8-K, dated November 3, 2008 and filed on November 7, 2008, and under Item 3.02 of our Current Report on Form 8-K, dated February 11, 2009 and filed on February 13, 2009, is incorporated herein by reference.
Purchases of Equity Securities of the Issuer and Affiliated Purchasers
     We have no publicly announced plans or programs for the repurchase of our securities.
     On December 23, 2008, Raymond K. Mason transferred to us (i) 20,000 Series B Units, each consisting of two shares of Common Stock, one Class W Warrant and one Class Z Warrant, each warrant to purchase one share of Common Stock, (ii) an aggregate of 2,376,696 shares of Common Stock and (iii) an aggregate of 39,670 Class W and Class Z Warrants for total aggregate consideration of $1.00 which were retired by us.
ITEM 6. SELECTED FINANCIAL DATA.
     Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate,” “believe,” ”plan,” “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements.

     Business Overview
     Juniper Content is a media and entertainment company focused on branded content services in high growth markets operating across multiple distribution channels. The Company owns and operates ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish. The Company is also exploring all financing and strategic alternatives available to it, including the sale of ¡Sorpresa!, in order to maximize stockholder value.
     Juniper Content is a Delaware corporation formerly known as JPAC, which was incorporated on February 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business (“Business Combination”). JPAC was a “shell company” as defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act of 1934. In July 2005, JPAC effected an initial public offering of its securities (the “Offering”). On January 19, 2007, JPAC completed the Merger in which it acquired all of the outstanding capital stock of Firestone in exchange for its common stock and warrants. Immediately thereafter, JPAC changed its name to Juniper Content Corporation.
     During the year ended December 31, 2008, management determined that it was in the best fiscal interest of the Company to withdraw from its Network Operations and Production Services activities in order to focus exclusively on building the ¡Sorpresa! Network and its digital community. As a result of this determination and pursuant to the agreements consummated on November 3, 2008, and effective as of November 1, 2008, Firestone entered into the Facility Transactions contemplated by the Lease Agreement and Services Agreements with Studios 121, Inc. (“S121”), an affiliate of Raymond K. Mason, the Company’s former Vice Chairman of the Board. Pursuant to the Lease Agreements, Firestone assigned to S121 all of its rights to the existing lease for Firestone’s facility located in Fort Worth, Texas, which facility is owned by VKM III, LLC, an entity controlled by Mr. Mason. Thereafter, Firestone subleased from S121 approximately 3,650 square feet at the same location. The sublease calls for Firestone to pay lease payments to S121 of $8.00 per square foot for the first year of the sublease with maximum potential increase of 10% per year in the second and third years of the sublease. Subsequently, this lease was modified for less space and reduced to $600 per month. Pursuant to the Services Agreements, S121 agreed to provide certain uplink and master control management services to Firestone. In connection with the foregoing, the Company assigned its earth station license to S121.
     The Company also consummated the transactions contemplated by the Asset Exchange Agreement with 12K, an entity controlled by Mr. Mason. Pursuant to the Asset Agreement, Firestone transferred substantially all of the physical assets used in connection with Firestone’s operation of its Fort Worth, Texas facility to 12K in exchange for (i) the cancellation of the $2,998,678 Promissory Note held by 12K and (ii) $500,000 face amount of Senior 7% Convertible Series A Preferred Stock of the Company (or 156.2 shares of Preferred Stock).
     The transaction was consummated to generate substantial reductions in Firestone’s operating expenses associated with the facility, which include reductions in workforce, lease expenses and other operating expenses. The cancellation of the Promissory Note has resulted in the elimination of the $2,998,678 principal amount in related party debt and has created an approximate $150,000 annual interest expense savings. The related party debt was extinguished in exchange for assets with a net book value of approximately $2.4 million on the transaction date, in addition to $500,000 in face value of Preferred Stock issued in connection with the transaction. The Network Operations and Production Services operations are presented as discontinued operations for the years ending December 31, 2008 and 2007, respectively.
     During February 2009, the Company further reduced its operating expenses under the Lease Agreements by taking reduced square-footage at a cost of about $600 per month. Additionally, in February 2009, the Company surrendered its leased office space at 521 Fifth Avenue, New York, New York. The lease expires in May of 2012. Approximately $630,000 is payable under the remaining term of the lease. The Company currently has approximately $95,000 on deposit securing an irrevocable letter of credit related to the lease. The Company intends to seek a settlement and release from the continuing rental payments, however there is no assurance that such settlement and release will be obtained.
     On February 11, 2009, the Company raised an additional $900,000, before expenses of approximately $96,000 through the issuance of debt financing, funded by Senior Notes. Of the Senior Notes sold, $750,000 principal amount was purchased by Juniper Venture LLC, a special purpose investment vehicle managed by a Director of the Company, and $150,000 principal amount was purchased by Hidden Treasurers, Inc., of which our Chairman and Chief Executive Officer is also the Chairman and Chief Executive Officer. The Company received net proceeds of approximately $804,000 from this private placement.
     Operational Overview
     We made significant reductions in our workforce in 2008. Nevertheless, subscriber growth increased by 14% year-over-year and we added a number of new advertisers. While we believe ¡Sorpresa! will continue to be in a position to access Hispanic advertising spending which has traditionally outpaced the general market, its ability to do so is impacted by the current adverse environment for advertising spending and the Company’s capital constraints.
     ¡Sorpresa! is available in 22 of the top 25 Hispanic Designated Market Areas (“DMAs”). We have affiliation agreements with all major MSOs including Time Warner, Cox, Comcast, NCTC, Cablevision and Charter. The network has launched in the Austin, Boston, Chattanooga, Denver, Fresno, Jacksonville, San Francisco, Santa Maria and Tampa DMAs, accounting for over 25 new local systems during the year ended December 31, 2008, over 10 of which launched in the fourth quarter of 2008.
     We are generally carried on Hispanic Tiers across America. However, during the third quarter of 2008 ¡Sorpresa! was moved from basic carriage to the Hispanic Tier in communities in Dayton and Kettering, Ohio, resulting in a reduction of approximately 125,000 subscribers. Since the population of Hispanics in these two specific markets is approximately 1.85% of the overall population, the cable operator in these systems concluded that the population did not support continued digibasic distribution. We have received no indication from our MSO affiliates that there are other markets where similar circumstances exist, but there can be no assurance that any other MSO will not make similar programming decisions, potentially affecting our business, in the future.
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
     These affiliation agreements typically provide for payments to us based on each subscriber who receives the ¡Sorpresa! Network. The agreements also usually include “Most Favored Nation” (“MFN”) clauses which obligate us to offer the operator any more favorable economic terms we negotiate with any other MSO. Although the affiliation agreements currently provide for payments of subscriber fees to us, we may determine in the future that it is in our best interest to enter into new affiliation agreements or adjustments to existing agreements that will trigger the MFN clauses of the existing affiliation agreements thereby reducing or eliminating altogether the revenue received from subscriber fees under some or all of the existing affiliation agreements. In addition, through agreements with Mega TV Sorpresa has a broadcast reach of over 2.2 million households in Puerto Rico and more than a million Hispanic satellite subscribers thru Direct TV Mas with its 3 hour weekend kids’ programming branded block.
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
     Depreciation, Amortization and Impairment Expense: Depreciation and amortization expenses consist of the current year’s use of the tangible and intangible assets, most of which were obtained in the Merger, as calculated by using a straight-line method over the estimated useful lives of the assets. Impairments consist of write downs of tangible and intangible assets during the year ended December 31, 2008 as a result of lease surrender, employment contract terminations, the customer and marketing related, and subscriber list identified intangible assets, and goodwill impairments. Tangible assets primarily consist of office equipment. The remaining intangible assets consist of the value associated with an employment contract.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that both are necessary and important to the presentation of our financial position and results of operations, and require our most complex difficult, and subjective judgments.
     Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions.
     General Economic Conditions. Our Advertising clients derive most of their revenue from transactions involving the purchase and sale of advertising inventory. During difficult and challenging economic times, advertisers may reduce advertising expenditures, negatively impacting advertising agencies and media outlets. As a result, advertising agencies and media companies may be less likely to purchase our advertising inventory, or offer to purchase it at rates that are not economically acceptable to us. Continued economic decline and further banking industry disruptions could impose greater constraints on household disposable income, which may also lead to declines in our subscriber business, having a further negative impact on our advertising business due to the reduced reach of a smaller viewing audience.
     Accounting Estimates. We believe the most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with our reserves with respect to collectability of accounts receivable, allowances for sales returns, valuation allowance for deferred tax assets and impairment of goodwill and identifiable intangible assets. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.
     Impairments, Impairment Assumptions and Related Sensitivities. During 2008 we recorded approximately $7.0 million of impairment charges as a result of the combination of our share price not supporting the carrying value of our business unit, coupled with our calculations of the future undiscounted cash flows not supporting the carrying value of our identified intangible assets. Additionally, included in this impairment charge was approximately $102,000 of fixed asset impairments attributable to the surrender of the lease at 521 Fifth Avenue, New York. At December 31, 2008, intangible assets are comprised of a single employment-contract-related asset of $171,084 which is being amortized straight-line over the seven month period ending July 31, 2009.
     Discontinued Operations. On November 1, 2008, we exchanged certain assets and $500,000 of Preferred Stock as consideration for the extinguishment of approximately $3 million in related party debt, and the termination of certain lease obligations and other operating commitments. During the current fiscal year we recorded approximately $0.7 million of impairment charges to identified intangibles associated with our exit from and discontinuance of our Network Operations and Production Services businesses. Additionally, included in this impairment charge, was approximately $64,000 of fixed asset impairments attributable to the renegotiation reducing a significant portion of our operating facility located in Fort Worth, Texas. The Company has presented this transaction as well as any operations of the Network Operations and Production Services businesses as discontinued operations for all periods presented.
     Results of Operations
Years ended December 31, 2008 and 2007

	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007
Revenues	$1,450,144	$1,138,671
Expenses
Operating	1,978,625	1,051,620
Selling, general and administrative	11,594,586	4,824,956
Advertising	460,152	443,694
Depreciation and amortization	2,495,598	2,385,277
Loss from continuing operations, net	(14,297,230)	(4,739,147)
Discontinued operations, net	(2,417,390)	(1,585,201)
Net loss	$(16,714,620)	$(6,324,348)
     Revenues: Revenue during the year ended December 31, 2008 was $1,450,144 as compared to $1,138,671 for the prior year. For the year ended December 31, 2008, our Television Network Subscription business derived its revenue from our MSO affiliates, amounting to $1,117,590, representing a 21% increase when compared to $920,960 in MSO affiliate revenue in the prior year. The increase of approximately $200,000 was primarily attributable to an increase in our subscriber base, and to a lesser extent, an increase in subscription fees. During the year ended December 31, 2008, our Advertising Revenue was $332,554, representing a 53% increase when compared to $217,711 in Advertising Revenue in the prior year. The increase of approximately $115,000 was primarily the result of an increase in our Direct Advertising and Infomercial activities, partially offset by a decline in our Digital Media revenue.
     Expenses: For the year ended December 31, 2008, operating cost of services were $1,978,625 as compared to $1,051,620 in the prior year. Costs increased approximately $927,000, or 88%, on a comparative basis primarily as a result of increases of approximately: $404,000 on additional personnel hired to expand the distribution of the Television Network Subscription and Advertising activities; $206,000 for Uplink and Signal Broadcast Costs; $155,000 for the enhancement of the network’s brand and on-air look; $60,000 on travel and related expenses to reach our clients; and $86,000 on additional programming licenses.
     Selling, general and administrative expenses totaled $11,594,586 during the year ended December 31, 2008 as compared to $4,824,956 in the prior year. Expenses increased by 140%, or approximately $6.8 million, on a comparative annual basis. The net increase in selling, general and administrative expenses was primarily attributable to impairment charges totaling approximately $7 million. Without this impairment charge, selling, general and administrative expenses decreased approximately $200,000, due to decreases in executive and administrative based compensation, and reductions in other category items arising from cost cutting measures applied to operations during the final two quarters of the current fiscal year,.
     Advertising expenses were $460,152 for the year ended December 31, 2008 as compared to $443,694 in the prior year. Advertising expenses increased $16,458, or 4%, on a comparative basis due mainly to increases in spending on sponsoring promotional activities with cable affiliates.
     Depreciation and amortization expenses totaled $2,495,598 as compared to $2,385,277 in the prior year. Such expenses increased approximately $110,000, or 5%, on a comparative basis. For the years ended December 31, 2008 and 2007, depreciation expense on fixed assets was $28,420 and $14,505, respectively. Amortization expense for the years ended December 31, 2008 and 2007 was $2,467,177 and $2,370,772, respectively. The increase in depreciation expense is primarily attributable to asset acquisitions in the current year for continuing operations. Amortization expense increased due to the acceleration of amortization on employment related intangible assets based on our change in estimate for a reduced asset life.
     Other Income (Expense): Other income (expense) was $51,068 and $371,476 during the years ended December 31, 2008 and 2007, respectively. Other income (expense) was principally composed of interest income during both periods, and declined approximately $320,000, or 86%, on a comparative basis. Interest income decreased, attributable to the Company’s current year’s working capital demands which reduced the cash position available for investment.
     Net Loss from continuing operations: For the years ended December 31, 2008 and 2007, net loss from continuing operations, increased approximately 202%, or $9.6 million. The increased loss from continuing operations was primarily attributable to Impairment Charges, an increase in Operating Cost of Services, and a decline in interest income, being partially offset by an increase in revenues. Additionally, the benefit for income taxes during the years ended December 31, 2008 and 2007 was $730,519 and $2,456,253, respectively. During the year ended December 31, 2007, we recognized a benefit for income tax for net operating losses which served to offset the deferred tax liabilities acquired in the Merger. The total deferred tax liabilities acquired in the 2007 merger were approximately $4.1 million. During the year ended December 31, 2007, the current deductible net operating losses allowed for the recognition of a $2,456,253 deferred tax benefit in continuing operations. During the year ended December 31, 2008, we realized a tax benefit of $730,519, primarily from the reversal of a substantial portion of deferred tax liabilities related to the write off of intangible assets, net of an increase in our valuation allowance related to NOL carry forwards.
     Discontinued operations, net: For the years ended December 31, 2008 and 2007, loss from discontinued operations totaled $2,417,390 and $1,585,201, respectively. The loss increased by approximately $832,000, or 52%. The increase is due to the loss of a significant Production Services client in the 2007 fiscal year, coupled with increased costs in the maintenance of our Network Operations with both factors contributing to our discontinuance of, and exit from these activities. Discontinued operations also included impairment charges of approximately $623,000 in 2008. Amortization expense included in discontinued operations was $176,767 and $190,136 in 2008 and 2007, respectively.
Liquidity and Capital Resources
     Liquidity Assessment:
     The Company has incurred significant losses since its inception, has not generated positive cash flow from operations and there is substantial doubt as to the Company’s ability to continue as a going concern.

     At December 31, 2008, the Company had cash and cash equivalents of approximately $0.5 million compared to $5.3 million at December 31, 2007. The $4.8 million decrease in cash during the year ended December 31, 2008, is attributable to building the ¡Sorpresa! Network and it’s Digital Community, and for the Company’s working capital needs. Management determined cash levels at December 31, 2008 were insufficient to fund the Company’s operations past January 31, 2009, and set forth to raise additional financing. In February of 2009, the Company secured approximately $0.8 million, after related expenses of approximately $0.1 million through the issuance of short term debt to continue operations and pursue strategic alternatives including a sale of ¡Sorpresa! (Note 13). The Company estimates that the February 2009 financing will provide sufficient levels of cash to fund its current level of operations only through July 2009. As described in Note 4 of the Consolidated Financial Statements, the Company entered into the Facility Transactions with expectations of substantial reductions in Firestone’s operating expenses associated with the facility, including reductions in workforce, lease expenses and other operating expenses. The Company has realized such cost and expense reductions, however it continues generate losses and negative cash flows. The Company is currently exploring all financing and strategic alternatives available to it, including the sale of ¡Sorpresa!, in order to maximize stockholder value.
     The current working-capital-outflow demands of our operations exceed our current and near-term-future working-capital-inflows as provided from our net-revenues. This negative imbalance lends substantial doubt to the entity’s ability to continue as a going concern. Results from recent operations have caused our current going concern hurdle, coupled with the recent economic downturn which has placed constraints on raising equity and/or debt financings. Our current going concern situation was also a contributing factor to our current year’s impairment charges, which are explained in detail throughout this Annual Report on Form 10-K. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency.
The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     During the years ended December 31, 2008 and 2007, net cash used in continuing operations were $5,519,255 and $4,537,031, respectively. During the years ended December 31, 2008 and 2007, net cash used in operations consisted of net losses from continuing operations of $14,297,230 (including non-cash items of $9.1 million) and $4,739,147 (including non-cash items of approximately $390,000), respectively.
     Non-cash items for the year ended December 31, 2008 primarily consisted of $2,495,598 for depreciation and amortization, $342,353 related to share based compensation, and $7.0 million attributable to impairment charges, offset by the benefit of a deferred tax liability of $730,519. Non-cash expense items for the year ended December 31, 2007 consisted of $2,385,277 for depreciation and amortization, $465,481 related to share based compensation, offset by a benefit of a deferred tax liability of $2,408,973 for the comparable 2007 year.
     Net cash used in investing activities from continuing operations during the year ended December 31, 2008 was approximately $6,000, and was principally comprised of capital expenditures compared to net cash provided by investing activities of continuing operations during the year ended December 31, 2007, of approximately $14 million; including approximately $15.4 million of proceeds released from a Trust Fund simultaneous with the

Merger, offset by capital expenditures of approximately $0.1 million and $1.2 million of costs paid, net of cash acquired in the Merger.
     Net cash provided by financing activities from continuing operations during the year ended December 31, 2008 was approximately $2 million resulting primarily from the sale of preferred stock, with net proceeds of $1.96 million, as compared to net cash used in financing activities from continuing operations of approximately $2.7 million during the 2007 year, with such funds expended in the payment of redemptions on certain shares of our class B common stock held by stockholders who voted against the Merger and the funding of a restricted cash account securing an irrevocable letter of credit related to the surrendered lease at 521 Fifth Avenue.
Recently Issued Accounting Pronouncements
     In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company will apply the provisions of EITF 07-5 on January 1, 2009. The Company is currently in the process of evaluating the impact of the adoption of EITF 07-5 on its results of operations and financial condition as it related to certain conversion provisions in the convertible notes issued in 2009.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS No. 141(R) on January 1, 2009, the application of its provisions will likely have a material impact on the Company’s results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition or results of operations.
     On October 10, 2008, the FASB issue FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP).” The FSP clarifies the application of FASB Statement No. 157 in a market that is not active. The guidance is primarily focused on addressing how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs does not exist; how available observable inputs in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We adopted SFAS No. 157, effective January 1, 2008, for all financial assets and liabilities and the impact to the consolidated financial statements was immaterial. In accordance with FASB Staff Position 157-2, the provisions of SFAS No. 157 are effective for nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008. We are evaluating the impact of adopting the nonfinancial asset and nonfinancial liability provisions of SFAS No. 157, but do not currently expect such adoption, effective January 1, 2009, to have a material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     This information appears following Item 15 of this Report and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES.
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
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
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
Changes in Internal Control Over Financial Reporting
     During the most recently completed quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Directors and Executive Officers
     Our directors and executive officers are as follows:

Name	Age	Position
Stuart B. Rekant	58	Chairman of the Board and Chief Executive Officer

Herbert J. Roberts	54	Senior Vice President, Chief Financial Officer and Secretary

Steven G. Chrust	59	Director
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

     Herbert J. Roberts has been affiliated with us since August 2007 and has served as our Senior Vice President, Chief Financial Officer and Secretary since September 2007. He is also Executive Vice President of Firestone Communications, Inc. From June 2005 to December 2006 and from March 2007 to September 2007, Mr. Roberts served as an operations and financial consultant to companies in the electronics and media industries. From December 2006 to March 2007, Mr. Roberts served as Senior Vice President, Chief Financial Officer and Treasurer of Castle Brands Inc., a marketer of premium branded spirits. From 1999 to June 2005, Mr. Roberts was the co-founder and Chief Financial Officer of Videonet3.com, a provider of engineering and financial advisory services to the cable industry. From 1990 to 1999, Mr. Roberts served as Senior Vice President, Chief Financial Officer and Treasurer of Helicon, a cable television, Internet and telecommunications provider. From 1988 to 1990, Mr. Roberts served as Vice President of Merchant Banking at Prudential Bache Capital Funding. From 1981 to 1988 he served in various positions with CBS, Inc., including Assistant Controller of the CBS Television Network. Mr. Roberts received a B.A. from Queens College and an M.B.A. from New York University.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics
     In August 2005, the Board of Directors adopted a Code of Ethics that applies to our directors, officers and employees and to those of our subsidiaries. This Code of Ethics can be found at www.junipercontent.com.
Audit Committee
     We do not currently have, nor are we required to have, a standing audit committee and, accordingly, the Board performs the functions that an audit committee would ordinarily perform. The Board determined that, as of December 31, 2008, its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. We have determined that due to our inadequate financial resources at this time, we are not in a position to hire such an expert. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. As such, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.
Nominating Committee Information
     There have been no material changes to the procedures by which security holders may recommend nominees to the Board.
ITEM 11. EXECUTIVE COMPENSATION.
     Commencing in July 2005 and terminating in June 2007, we paid Hidden Treasures, an affiliate of Stuart B. Rekant, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no fee or compensation of any kind was paid to any of our executive officers or any of their respective affiliates until the consummation of our business combination on January 19, 2007.
Summary Compensation Table
     The following table shows the compensation paid or accrued by us to our principal executive officer and to our most highly compensated executive officers whose total 2008 or 2007 compensation exceeded $100,000 (collectively, the “Named Executive Officers”):

Name and Principal					Option	All Other
Position	Year		Salary ($)	Bonus ($)	Awards ($)*	Compensation ($)	Total ($)
Stuart B. Rekant	2008		431,250	0	141,746	18,262	591,258
Chief Executive Officer	2007		430,219	95,000	277,586	19,139 **	821,944

Herbert J. Roberts	2008		260,000	0	33,807	1,000	294,807
Senior Vice President, Chief	2007	***	96,667	75,000	11,269	—	182,936
Financial Officer and Secretary

*	We used the Black-Scholes option-pricing model as our method of valuation for share-based awards granted. The assumptions included within the Black-Scholes calculations can be found in Note 7 to the Consolidated Financial Statements contained elsewhere in this report.

**	This amount represents reimbursements for life insurance payments and an automobile allowance per employment agreement.

***	Mr. Roberts’ employment with us began in August 2007.
     Stuart B. Rekant, the Chairman of the Board and Chief Executive Officer, entered into an employment agreement with us, effective upon consummation of the Merger with Firestone on January 19, 2007, providing for Mr. Rekant to be employed as Chairman of the Board of Juniper Content and Chief Executive Officer of both Juniper Content and Firestone. The employment agreement is for a three-year term, subject to earlier termination in certain circumstances. The employment agreement provides for an annual base salary of $450,000. Commencing October 1, 2008, Mr. Rekant voluntarily agreed to defer approximately 16.7% of his annual salary, resulting in a total deferral of approximately $18,750 by year end 2008. Commencing January 1, 2009, Mr. Rekant voluntarily agreed to defer an additional 11% of his original annual salary. His employment agreement provides for the provision of certain customary (“fringe”) benefits (such as paid vacation time, reimbursement for reasonable, ordinary and necessary travel and other business related expenses). Mr. Rekant has waived the provision of certain of these fringe benefits at this time. We have also agreed to reimburse Mr. Rekant up to $5,000 per year for personal term life insurance premiums on policies obtained or maintained by him. The employment agreement contains certain restrictive covenants that prohibit Mr. Rekant from disclosing confidential information and prohibits Mr. Rekant, during the employment term and for a period of one year thereafter, from competing with us.
     Mr. Rekant’s agreement provided for the grant to him upon the consummation of the merger of a stock option to purchase 350,000 shares of our common stock. The option became exercisable with respect to 87,500 shares on January 19, 2007, 87,500 shares on January 19, 2008 and 87,500 shares on January 19, 2009 and will become exercisable with respect to the remaining 87,500 shares on January 15, 2010. The option has an exercise price of $3.80 per share. After a portion of the option becomes exercisable, it remains exercisable until the close of business on January 19, 2012.
     On September 14, 2007, we entered into an employment agreement with Herbert J. Roberts, providing for Mr. Roberts to be our Senior Vice President, Chief Financial Officer and Secretary. The employment agreement is for a two-year term, subject to earlier termination in certain circumstances. The employment agreement provides for initial annual base salary of $260,000, with an annual bonus of 0% to 50% of his annualized base salary based on his achievement of such objectives as may be specified from time to time by the Board. The employment agreement also provides for the provision of certain customary fringe benefits to Mr. Roberts. Mr. Roberts’ agreement provided for the grant to him of an option to purchase 125,000 shares of our common stock. The option became exercisable with respect to 41,666 shares on September 14, 2008, will become exercisable with respect to the remaining shares in two equal portions on September 14, 2009 and 2010 and has an exercise price of $1.85 per share. The employment agreement contains certain restrictive covenants that prohibit Mr. Roberts from disclosing confidential information and prohibits him, during the employment term and for a period of six months thereafter, from competing with us.

Outstanding Equity Awards at Year End
     The following table contains information concerning unexercised options for each Named Executive Officer, outstanding as of December 31, 2008:

	Option Awards
	Number of Securities	Number of Securities	Option	Option
Name and Principal	Underlying Unexercised	Underlying Unexercised	Exercise	Expiration
Position	Options - Exercisable	Options - Unexercisable	Price	Date
Stuart B. Rekant	175,000	175,000	3.80	3/31/12
Chief Executive Officer

Herbert J. Roberts	41,666	83,334	1.85	9/30/12
Chief Financial Officer

Director Compensation
     The following table contains information concerning compensation of our directors for the year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Raymond K. Mason (1)	—	—	—
John K. Billock (1)	34,000	8,055	42,055
Steven G. Chrust	31,000	3,862	34,865
Bert A. Getz, Jr. (2)	51,500	8,055	59,555
Richard Intrator (2)	61,000	8,055	69,055
Paul Kramer (2)	60,000	8,055	68,055

(1)	Messrs. Mason and Billock resigned effective December 22, 2008.

(2)	Messrs. Getz, Intrator and Kramer resigned effective December 23, 2008.
     Directors who are employees of the Company receive no cash compensation for serving as directors. Except as determined by the Compensation Committee in certain situations (such as where a director has a material interest in our company), non-employee directors receive $20,000 per year, paid quarterly, for their services on the Board. They also receive $1,000 per meeting for attendance at meaningful, substantive board and committee meetings. The chairman of each of the Audit, Compensation and Nominating committees, if they are standing, also receive an additional cash amount of $10,000, $5,000 and $2,500, respectively, per year. However, as a result of our current financial position, we have determined not to pay any compensation to directors at this time.
     We periodically grant our non-employee directors ten-year options to purchase 15,000 shares of our common stock under the 2006 Long-Term Incentive Plan at an exercise price equal to the fair market value at the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
     At December 31, 2008, we had the following equity compensation plans that provided for the issuance of options, warrants or rights to purchase our securities:

			Number of securities remaining
	Number of securities to be	Weighted-average exercise	available for future issuance
	issued upon exercise of	price of outstanding	under equity compensation
	outstanding options,	options, warrants and	plans (excluding securities
	warrants and rights	rights	reflected in the first column)
Equity compensation plans approved by security holders	405,500 shares of common stock	$2.79	194,500 shares of common stock

Equity compensation plans not approved by security holders	350,000 shares of common stock	$3.80	—

Total	755,500 shares of common stock	$2.94	194,500 shares of common stock
     As stated above, Mr. Rekant, our Chairman of the Board and Chief Executive Officer, entered into an employment agreement with Juniper Content, effective upon consummation of our Merger with Firestone. Mr. Rekant’s agreement provided for the grant to him upon the consummation of the merger of a stock option to purchase 350,000 shares of our common stock. The option is exercisable at $3.80. The option became exercisable with respect to 87,500 shares on January 19, 2007, 87,500 shares on January 19, 2008 and 87,500 shares on January 19, 2009 and will become exercisable with respect to the remaining 87,500 shares on January 15, 2010.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information regarding the beneficial ownership of our common stock as of April 6, 2009 by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock
	Number of
Name and Address of Beneficial Owner(1)	Shares		Percentage
Steven G. Chrust	9,517,938	(2)	74.8%
Stuart B. Rekant	2,731,725	(3)	46.1%
Herbert J. Roberts	41,666	(4)	1.3%
Millenco, L.P. (5)	204,198	(6)	6.4%
HCFP/Brenner Securities LLC (7)	400,000	(8)	11.6%
All current directors and executive officers as a group (3 individuals)	12,291,329	(9)	79.4%

(1)	Unless otherwise noted, the business address of each of the following is 1560 Broadway, Suite 615, New York, New York 10036.

(2)	Represents (i) 690,625 shares of common stock issuable upon conversion of Senior 7% Convertible Series A Preferred Stock held by Juniper Venture LLC, (ii) 750 shares of Series B Participating Preferred Stock issuable upon conversion of outstanding Senior Secured Convertible Promissory Notes held by Juniper Venture LLC that are entitled to vote on all matters on a common equivalent basis (currently representing 7,500,000 shares of Common Stock), (iii) 1,312,313 shares of common stock issuable upon exercise of currently exercisable warrants held by Juniper Venture LLC and (iv) 15,000 shares of common stock issuable upon exercise of stock options that are currently exercisable. Mr. Chrust is a Senior Principal of Centripetal Management, LLC, the manager of Juniper Venture LLC.

(3)	Represents (i) 5,100 shares of common stock held by the Stuart B. Rekant Inc. Profit Sharing Plan QRP, of which Mr. Rekant is the beneficiary, (ii) 150 shares of Series B Participating Preferred Stock issuable upon conversion of outstanding Senior Secured Convertible Promissory Notes held by Hidden Treasures, Inc. that are entitled to vote on all matters on a common equivalent basis (currently representing 1,500,000 shares of Common Stock), (iii) 262,500 shares issuable upon exercise of stock options that are currently exercisable, (iv) 50,000 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants owned by Mr. Rekant, and (v) 914,125 shares of common stock issuable upon the exercise of presently exercisable Class W and Class Z warrants owned by Hidden Treasures. As Mr. Rekant is Chairman and Chief Executive Officer of Hidden Treasures, he may control voting and disposition over those shares. Does not include 87,500 shares issuable upon exercise of a stock option that is not currently exercisable and will not be exercisable within 60 days.

(4)	Represents 41,666 shares of common stock issuable upon the exercise of presently exercisable options. Does not include 83,334 shares of common stock issuable upon exercise of a stock option that is not currently exercisable and will not be exercisable within 60 days.

(5)	The business address of Millenco, L.P. is c/o Millennium Management, L.L.C., 666 Fifth Avenue, New York, New York 10103.

(6)	This information is derived from a Schedule 13D filed with the Securities and Exchange Commission on January 29, 2007, as amended on November 6, 2008.

(7)	The business address for HCFP/Brenner Securities LLC is 888 Seventh Avenue, New York, New York 10106.

(8)	Represents 150,000 shares of common stock and 250,000 shares of common stock issuable upon exercise of Class W and Class Z warrants, all of which are issuable upon exercise of a unit purchase option held by HCFP/Brenner Securities LLC.

(9)	Includes and excludes the securities referred to in footnotes 2, 3 and 4 above.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
     In February 2005, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 812,500 Class W Warrants and 812,500 Class Z Warrants for $81,250 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals and entities set forth below, as follows:

	Number of	Number of	Number of
	Shares of	Class W	Class Z
Name	Common Stock	Warrants	Warrants
Stuart Rekant	100	25,000	25,000
Robert Becker	0	175,000	175,000
Paul Kramer	0	25,000	25,000
Daniel Burstein	0	25,000	25,000
Richard Intrator	0	25,000	25,000
WS Management, LC	0	80,437	80,438
Hidden Treasures, Inc.	0	457,063	457,062
     We entered into a registration rights agreement with each of the individuals and entities above pursuant to which the holders of a majority of their securities will be entitled to make up to two demands that we register these securities (and the shares of common stock underlying such securities). The holders of the majority of these shares may elect to exercise these registration rights at any time after the Merger. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.
     Hidden Treasures, an affiliate of Stuart Rekant, made available to us certain office and administrative services, in exchange for which we paid Hidden Treasures the sum of $7,500 per month. Such agreement commenced in July 2005 and was to terminate upon the Merger in January 2007 but we extended the agreement until June 2007.

     As part of the Merger, all of Firestone’s outstanding debts that exceeded $3,000,000 were retired as required in the Merger Agreement. A previous loan of $2,998,677, which was due to an affiliate of Raymond K. Mason, our former Vice Chairman of the Board, was assumed. The loan would have born interest at 5% per annum with interest payments commencing January 1, 2009 and continuing quarterly for four years thereafter, but was cancelled in November 2008 as described below. An existing lease by Firestone also was assumed. Firestone previously leased facilities from an entity affiliated with Mr. Mason pursuant to a lease that expired in January 2012. The lease provided for annual rent of $210,310 and allowed us to renew the lease for a five-year term, at our option, at an annual rent equal to that during the first five-year period increased by the same percentage as the consumer price index increases during the first five-year period. This lease was assigned to an affiliate of Mr. Mason in November 2008 as described below.
     In January 2007, we entered into a consulting agreement, as amended, with Robert B. Becker Inc., a private consulting company and affiliate of Robert B. Becker, our former Chief Financial Officer and Secretary. The agreement, as amended, provided that Mr. Becker would serve as our Interim Chief Financial Officer through September 15, 2007 and would thereafter provide consulting services to us through November 30, 2007. We paid an aggregate of $371,250 under the consulting agreement.
     In February 2007, we entered into a general advisory agreement and a merger and acquisition advisory agreement with HCFP/Brenner Securities, LLC, a securityholder of ours, pursuant to which HCFP/Brenner Securities provided us with advisory and merger and acquisition services. These agreements expired in February 2008. We paid HCFP/Brenner Securities $230,000 under such agreements.
     In February 29, 2008 and March 18, 2008, we sold 22.1 units, representing an aggregate of 690.6 shares of Senior 7% Convertible Series A Preferred Stock and five-year warrants to purchase an aggregate of 690,625 shares of Common Stock, in a private placement to Juniper Venture LLC, a special purpose investment vehicle managed by Centripetal Management, LLC, of which Steven G. Chrust, a Director of the Company, is a senior principal. We received net proceeds of approximately $2.2 million from the private placement. As a rebate on the purchase price of the Preferred Stock and Warrants, we paid Juniper Venture LLC $154,700 in cash and issued to it five-year warrants to purchase an aggregate of 124,250 shares of common stock. We granted Juniper Venture LLC the right to appoint one director to the Board until it beneficially owns less than 500,000 shares of common stock (subject to adjustment) or 10% of our outstanding voting securities. Pursuant to this right, Mr. Chrust was appointed to his current position as a director. Mr. Chrust is a Senior Principal of Centripetal Management, LLC, the manager of Juniper Venture LLC. In connection with the private placement, we agreed to use commercially reasonable efforts to become eligible to effect a registration statement on Form S-3. We agreed to file a registration statement to register for resale the shares of common stock underlying the Preferred Stock and Warrants sold or issued in the private placement within 60 days after we have become eligible to file a registration statement on Form S-3.
     Pursuant to agreements consummated on November 3, 2008, and effective as of November 1, 2008, Firestone consummated the transactions contemplated by the Lease Agreements and the Services Agreements with S121, an affiliate of Mr. Mason, the Company’s then Vice Chairman of the Board and then largest shareholder. Pursuant to the Lease Agreements, Firestone assigned to S121 all of its rights to the existing lease for Firestone’s facility located in Fort Worth, Texas, which is owned by VKM III, LLC, an entity controlled by Mr. Mason. Thereafter, Firestone subleased from S121 approximately 3,650 square feet at the same location. The sublease calls for Firestone to pay lease payments to S121 of $8.00 per square foot for the first year of the sublease with maximum potential increase of 10% per year in the second and third years of the sublease. Pursuant to the Services Agreements, S121 agreed to provide certain uplink and master control management services to Firestone. In connection with the foregoing, the Company assigned its earth station license to S121.
     Firestone and the Company also consummated the transactions contemplated by the Asset Agreement with 12K, an entity controlled by Mr. Mason. Pursuant to the Asset Agreement, Firestone transferred substantially all of the physical assets used in connection with Firestone’s operation of its Fort Worth, Texas facility to 12K and we issued $500,000 face amount of Series A Preferred Stock (or 156.2 shares of Series A Preferred Stock) to 12K in exchange for the cancellation of the $2,998,678 principal amount Promissory Note held by 12K.
     On December 22, 2008, at the time of his resignation, Mr. Mason, transferred to the Company (i) 20,000 Series B Units, each consisting of two shares of Common Stock, one Class W Warrant and one Class Z Warrant, each warrant to purchase one share of Common Stock, (ii) an aggregate of 2,376,696 shares of Common Stock and (iii) an aggregate of 39,670 Class W and Class Z Warrants for total aggregate consideration of $1.00. Such securities were cancelled on the books of the Company.
     On February 11, 2009, we sold $900,000 aggregate principal amount of Senior Secured Convertible Notes due August 31, 2009. Included in the $900,000 of cash raised in the private placement was $750,000 invested by Juniper Venture LLC and $150,000 invested by Hidden Treasures. The terms of the Senior Notes and the underlying securities are described in detail under Item 3.02 of our Current Report on Form 8-K, dated February 11, 2009 and filed on February 13, 2009, which is incorporated herein by reference.
Director Independence
     We currently adhere to the rules of NASDAQ in determining whether a director is independent although our securities are not listed on NASDAQ. The NASDAQ listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. The Board of Directors will also consult with our counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, the Board had affirmatively determined that Messrs. Intrator, Kramer, Getz and Billock were independent directors. Mr. Billock resigned effective as of December 22, 2008. Messrs. Intrator, Kramer and Getz resigned effective as of December 23, 2008. The Board currently has no independent directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The firm of BDO Seidman, LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.
Audit Fees
     During the year ended December 31, 2008, we paid our principal accountant $61,527 for the services they performed in connection with the review of our three Quarterly Reports on

Form 10-Q. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 is approximately $110,000. The aggregate of such fees is $171,527.
     During the year ended December 31, 2007, we paid our principal accountant $56,920 for the services they performed in connection with the review of our three Quarterly Reports on Form 10-QSB. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 was $185,000. The aggregate of such fees is $241,920.
Audit-Related Fees
     During 2008, we incurred approximately $32,000 for consulting expenses related to accounting for the Preferred Stock and Facilities Transactions and related Current Reports on Form 8-K. During 2007, we did not have any other audit-related fees.
Tax Fees
     During 2008 and 2007, we paid our principal accountant $15,722 and $5,000, respectively, for services rendered to us for tax compliance, tax advice and tax planning.
All Other Fees
     During 2008 and 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.
Audit Committee Pre-Approval Policies and Procedures
     As we did not form our Audit Committee until January 2007, the Audit Committee did not pre-approve the accounting-related or tax services that were performed prior to January 2007. However, the Board of Directors did approve these services. Subsequent to January 2007 until our Audit Committee was dissolved in December 2008, our Audit Committee pre-approved all accounting-related or tax services. The Board will approve all accounting-related and tax services that are performed on a going-forward basis.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated August 15, 2006 by and among Juniper Acquisition Corp., Firecomm Acquisition, Inc., Firestone Communications, Inc. and certain of the stockholders of Firestone Communications, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated By-laws. (3)

4.1	Specimen Common Stock Certificate. (3)

4.2	Specimen Class W Warrant Certificate. (3)

4.3	Specimen Class Z Warrant Certificate. (3)

4.4	Form of Unit Purchase Option granted to HCFP/Brenner Securities LLC (2)

Exhibit No.	Description

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

4.6	Certificate of Designations, Preferences and Rights of Senior 7% Convertible Series A Preferred Stock. (5)

4.7	Certificate of Designations, Preferences and Rights of Series B Participating Preferred Stock. (6)

10.1	Registration Rights Agreement among the Registrant and the Founders. (2)

10.2	Form of 2006 Long-Term Incentive Plan. (1)

10.3	Employment Agreement dated August 15, 2006, between Juniper Partners Acquisition Corp. and Stuart B. Rekant. (1)

10.4	Stock Option Agreement dated August 15, 2006 between Juniper Partners Acquisition Corp. and Stuart B. Rekant. (1)

10.5	Amendment to Stock Option Agreement between Juniper Partners Acquisition Corp. and Stuart B. Rekant. (1)

10.8	Form of Multi-System Operation Affiliate Agreement. (1)

10.9	Convertible Promissory Note between Firestone and D. Thomas Moody dated December 21, 2000. (1)

10.10	Satellite Service Agreement between Firestone and Intelsat Americas dated February 16, 2005. (1)

10.11	Amendment Agreement to the Network Service agreement between Firestone Communications, Inc. and The Soundtrack Channel, LLC dated August 7, 2003. (1)

10.12	Network Transponder Service Agreement between Firestone and The Documentary Channel dated July 14, 2005. (1)

10.13	Network Service Agreement between Firestone and Voth Network, Inc. dated April 17, 2003. (1)

10.14	Agreement to File Schedules, Supplements and Exhibits dated November 2, 2006. (1)

10.15	Employment Agreement dated as of September 14, 2007 between the Registrant and Herbert Roberts. (4)

10.16	Securities Purchase Agreement, dated February 29, 2008. (5)

10.17	Form of Class A Warrant, Class B Warrant, Class C Warrant and Rebate Warrant. (5)

10.18	Securities Purchase Agreement, dated February 11, 2009. (6)

10.19	Security Agreement, dated February 11, 2009. (6)

10.20	Form of Senior Secured Convertible Note. (6)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Firestone’s financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005. (3)

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 19, 2007.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-123050).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 14, 2007.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 29, 2008.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 11, 2009.

Juniper Content Corporation

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Juniper Content Corporation
New York, New York
     We have audited the accompanying consolidated balance sheets of Juniper Content Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Content Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to the consolidated financial statements, the Company has suffered recurring losses from operations and has a capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO Seidman, LLP
New York, New York
April 15, 2009

Report of Independent Registered Public Accounting Firm
     To the Board of Directors and Stockholders of
Firestone Communications, Inc.
     We have audited the accompanying statements of operations and cash flows of Firestone Communications, Inc., a Delaware corporation, for the nineteen day period ended January 19, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Firestone Communications, Inc. for the nineteen day period ended January 19, 2007 in conformity with accounting principles generally accepted in the United States of America.
/s/ Whitley Penn LLP
Fort Worth, Texas
February 6, 2008

Juniper Content Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$473,993	$5,251,163
Accounts receivable, net of allowances for doubtful accounts of $6,717 and $-0-, respectively	315,336	228,946
Programming rights	265,086	153,392
Current assets of discontinued operations (Note 4)	—	3,675
Prepaid expenses and other current assets	142,588	150,348

Total current assets	1,197,003	5,787,524

Long term assets:
Programming assets, net	28,553	19,591
Property and equipment, net (Note 5)	21,936	119,341
Restricted cash	95,291	94,092
Intangible assets, net (Note 6)	171,084	10,160,342
Goodwill (Note 6)	—	157,166
Noncurrent assets of discontinued operations (Note 4)	—	2,596,174
Programming rights, long term, and other assets	322,139	183,139

Total assets	$1,836,006	$19,117,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,508,432	$985,580
Programming obligations	172,174	177,642
Current liabilities of discontinued operations (Note 4)	—	249,425
Income taxes payable	—	38,803

Total current liabilities	1,680,606	1,451,450
Long term liabilities:
Noncurrent liabilities of discontinued operations (Note 4)	—	2,859,409
Programming obligations	—	37,125
Deferred rent	—	9,199
Deferred tax liability, net	—	730,519

Total liabilities	1,680,606	5,087,702
Commitments and contingencies (Note 8 and 9)
Stockholders’ equity (Note 4, 7, 9 and 10):
Preferred stock, par value $.0001 per share, 2,000 shares authorized, no shares issued
Series A Preferred stock, par value $.0001 per share, 3,000 shares authorized, 0 and 847 shares issued and outstanding, respectively
Common stock, par value $ .0001 per share, 35,000,000 shares authorized, 3,201,431 and 5,618,127 shares issued and outstanding, respectively	320	562
Additional paid-in-capital	23,014,619	20,174,023
Accumulated deficit	(22,859,539)	(6,144,918)

Total stockholders’ equity	155,400	14,029,667

Total liabilities and stockholders’ equity	$1,836,006	$19,117,369

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Content Corporation
Consolidated Statements of Operations

			Predecessor
			For the
	For the years ended		Nineteen Day
	December	December	Period Ended
	31, 2008	31, 2007	January 19, 2007
Revenues	$1,450,144	$1,138,671	$116,692
Expenses:
Operating cost of services	1,978,625	1,051,620	105,768
Selling, general and administrative (Note 6)	11,594,586	4,824,956	93,091
Advertising	460,152	443,694	—
Depreciation and amortization	2,495,598	2,385,277	25,845

Loss from operations	(15,078,817)	(7,566,876)	(108,012)

Other income (expense):
Other income, net	—	1,782	82,621
Interest income	51,068	369,694
Interest expense	—	—	(21,946)

Total other income (expense)	51,068	371,476	60,675

Loss from continuing operations before benefit for income taxes	(15,027,749)	(7,195,400)	(47,337)
Benefit for income taxes	(730,519)	(2,456,253)	—

Net loss from continuing operations	(14,297,230)	(4,739,147)	(47,337)

Discontinued Operations: (Note 4)
Loss from discontinued operations, net of tax benefit	(2,417,390)	(1,585,201)

Net loss	$(16,714,620)	$(6,324,348)	$(47,337)

Basic and diluted net loss per share:
Continuing operations	$(2.58)	$(0.85)
Discontinued operations	(0.44)	(0.28)

Net loss per share	$(3.02)	$(1.14)

Weighted average number of shares outstanding, basic and diluted	5,532,288	5,563,920

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Content Corporation
Consolidated Statement of Stockholders’ Equity

		Series					Accumulated
		A (2008) B (2007)			Additional		Other
	Common Stock	Preferred Stock			Paid-in	Accumulated	Comprehensive
	Shares (1)	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	Total

Balance, January 1, 2007	548,100	$55	2,875,000	$288	$12,596,457	$179,429	$5,089	$12,781,318
Value of common stock and warrants issued in Merger (Note 3)	2,676,127	268	—	—	6,611,482	—	—	6,611,750
Conversion of Class B stock to Common stock, net of redemptions	2,393,900	239	(2,875,000)	(288)	500,603	—	—	500,554
Share based compensation (Note 7)	—	—	—	—	465,481	—	—	465,481
Net loss for the year	—	—	—	—	—	(6,324,348)	—	(6,324,348)
Change in value of available for sale securities	—	—	—	—	—	—	(5,089)	(5,089)

Balance, December 31, 2007	5,618,127	562	—	—	20,174,023	(6,144,919)	—	14,029,666
Share based compensation (Note 7)	—	—	—	—	342,353	—	—	342,353
Series A convertible preferred stock issued in a private placement (Note 10)	—	—	691	—	2,210,000	—	—	2,210,000
Transaction Fees relating to a private placement (Note 10)	—	—	—	—	(248,745)	—	—	(248,745)
Series A convertible preferred stock issued in a debt extingushiment transaction with a related party (Notes 4 and 11)		—	156	—	187,149	—	—	187,149
Net gain on disposition in Facility Transactions with related party shareholder (Notes 4, 9 and 10)	—	—	—	—	349,597	—	—	349,597
Mason stock transfer and retirement of Common and Series B Units (Note 9)	(2,416,696)	(242)	—	—	242	—	—	—
Net loss for the year	—	—	—	—	—	(16,714,620)	—	(16,714,620)

Balance, December 31, 2008	3,201,431	$320	847	$—	$23,014,619	$(22,859,539)	$—	$155,400

(1)	As of December 31, 2008 and 2007, there was 481,100 shares of common stock held in treasury by the Company.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Juniper Content Corporation
Consolidated Statements of Cash Flows

			Predecessor
			For the
	For the Year	For the Year	Nineteen Day
	Ended	Ended	Period Ended
	December 31,	December 31,	January 19,
	2008	2007	2007
OPERATING ACTIVITIES
Net loss	$(16,714,620)	$(6,324,348)	$(47,337)
Less: Net loss from discontinued operations	(2,417,390)	(1,585,201)	—

Net loss from continuing operations	(14,297,230)	(4,739,147)	$(47,337)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,495,598	2,385,277	25,845
Share based compensation	342,353	465,481	—
Loss on disposal of fixed assets	10,106	26,577	—
Bad debt recovery	28,368	—	—
Deferred income taxes	(730,519)	(2,456,253)	—
Impairment of goodwill and intangible assets	6,981,625	—
Amortization of discount on securities held in Trust Fund	—	(30,886)	—
Changes in operating assets and liabilities from continuing operations (net of acquisition of Firestone):
Accounts receivable	(107,408)	(79,683)	44,222
Programming rights	(264,219)	(52,285)	10,764
Programming assets	(8,962)	(145,235)	—
Prepaid expenses and other current assets	7,760	(138,386)	315
Other assets	170	4,238	—
Accounts payable and accrued expenses	113,696	11,585	(80,979)
Programming obligations	(42,591)	214,767	—
Deferred revenue	—	—	(600)
Deferred leases	—	—	—
Income taxes payable	(38,803)	(12,280)	—
Deferred rent	(9,199)	9,199	—

Net cash used in operating activities of continuing operations	(5,519,255)	(4,537,031)	(47,770)

Net cash used in operating activities of discontinued operations	(1,122,554)	(1,579,407)	—

INVESTING ACTIVITIES
Maturities of Securities held in Trust Fund	—	15,477,888	—
Purchases of property and equipment	(12,924)	(129,835)	—
Proceeds from sale of property and equipment	6,929	—	—
Merger costs paid, net of cash acquired	—	(1,167,997)	—

Net cash (used in) provided by investing activities of continuing operations	(5,995)	14,180,056	—

Net cash used in investing activities of discontinued operations	(89,422)	(205,546)	—

FINANCING ACTIVITIES
Net proceeds received from series A preferred stock	1,961,255	—	500,000
Net payments on line-of-credit	—	—	(694,000)
Payments on long term debt, related party	—	—	(100,000)
Restricted cash	(1,199)	(94,092)	—
Payments for redemptions of Class B Common Stock	—	(2,588,318)	—
Proceeds from borrowings on long-term debt	—	—	339,999

Net cash provided by (used in) financing activities of continuing operations	1,960,056	(2,682,410)	45,999

Net (decrease) increase in cash and cash equivalents	(4,777,170)	5,175,662	(1,771)

Cash and Cash Equivalents
Beginning of period	5,251,163	75,501	5,562

End of period	$473,993	$5,251,163	$3,791

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$47,000	$—

Cash paid for interest	$137,757	$142,696	$21,946

Supplemental disclosure of non-cash activity in continuing opeartions
Value of common stock and warrants issued in Merger	$—	$6,611,750	$—

Supplemental disclosure of non-cash activity in discontinued operations
Value of Preferred stock issued in Facility Transactions	$187,149	$—	$—

Exchange of fixed assets for extinguishment of debt	$2,180,806	$—	$—

Extinguishment of debt, net of debt discount	$2,717,552	$—	$—

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Juniper Content Corporation
Notes to Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS
     Juniper Content Corporation (“Juniper Content” or the “Company”) is a media and entertainment company focused on branded content services in high growth markets operating across multiple distribution channels. The Company owns and operates ¡Sorpresa!, the nation’s first children’s cable television network broadcasting exclusively in Spanish. The Company is also exploring all financing and strategic alternatives available to it, including the sale of ¡Sorpresa!, in order to maximize stockholder value.
     The Company had previously provided satellite uplink services for network distribution and production facilities and services for program production. However, pursuant to a series of transactions consummated on November 3, 2008, and effective November 1, 2008 (the “Facility Transactions”), the Company withdrew from its uplink and production services operations. See Note 4, “Discontinued Operations and Facility Transactions,” for a further detailed discussion on these transactions.
     Juniper Content is a Delaware corporation formerly known as Juniper Partners Acquisition Corp. (“JPAC”), which was incorporated on February 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business (“Business Combination”). JPAC was a “shell company” as defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act of 1934. In July 2005, JPAC effected an initial public offering of its securities (the “Offering”). On January 19, 2007, JPAC acquired all of the outstanding capital stock of Firestone in exchange for its common stock and warrants (the “Merger”). Immediately thereafter, JPAC changed its name to Juniper Content Corporation.
     Firestone was incorporated in the state of Delaware on July 7, 2003 following the merger of Broadcast Links, Inc. and Hispanic Television Network, Inc.
     ¡Sorpresa! Rights, LLC was formed in the state of Delaware on August 27, 2007 as a subsidiary of Juniper Content, to hold programming rights created or acquired by Firestone.
     The Company emerged from the development stage upon consummation of the Merger and operates in one segment.
     The Company has incurred significant losses since the Merger and has not generated positive cash flow from operations.
     At December 31, 2008, the Company had cash and cash equivalents of approximately $0.5 million compared to $5.3 million at December 31, 2007. The resulting $4.8 million decrease in cash and cash equivalents is attributable to losses incurred in building the ¡Sorpresa! Network and its Digital Community coupled with meeting the Company’s ongoing working capital needs. The Facility Transactions have resulted in a substantial reduction of Firestone’s operating expenses associated with the facility, including reductions in workforce, lease expenses and other operating expenses. The cancellation of a promissory note in connection with such transactions has also resulted in the elimination of $2,998,678 principal amount in related party debt and created approximately $150,000 in annual interest expense savings.

Juniper Content Corporation
Notes to Consolidated Financial Statements
     In 2008, the Company completed a financing in which it received approximately $2.2 million from the sale of preferred stock (See Note 10). During the first quarter of 2009, the Company raised approximately $0.9 million, before related expenses of approximately $0.096 million, from a debt financing. See Note 13 “Subsequent Events” for a further detailed discussion of the terms of this financing. Management believes that current cash levels, including the proceeds received in this recent financing, will only be sufficient to fund the Company’s current level of operations through July 2009. Management continues to believe that it will be able to reduce or delay certain variable or discretionary costs to potentially lessen its short-term future working capital needs. There is no assurance, however, that the Company will be successful in such efforts. Accordingly, in order to meet its future operating needs beyond July 2009, the Company is exploring all potential forms of financing and strategic alternatives, including the sale of ¡Sorpresa!
     In light of the foregoing, substantial doubt is raised as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation of Consolidated Financial Statements
     The consolidated financial statements include the accounts of Juniper Content and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the related businesses have been presented as assets and liabilities from discontinued operations on the balance sheets and the statement of operations has been reclassed and reported as discontinued operations for all periods presented.
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
     Revenue Recognition
     Revenues are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”), which requires that revenue be recorded when persuasive evidence of an arrangement exists, delivery of a product or service has occurred, customer acceptance has been obtained, the fee is fixed or determinable, and

Juniper Content Corporation
Notes to Consolidated Financial Statements
collectability is reasonably assured. If the payment due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as deferred revenues. Any expected losses on contracts are recognized when identified.
     Revenues of the Company are primarily generated by the following sources:
     Television Network Subscription Revenue
     Television network subscription revenue is recognized each month when the Company’s television programming service is delivered to the cable systems for distribution to their subscribers. This revenue consists of the monthly fees earned under multiple cable system operator (''MSO’’) agreements (the ''MSO Agreements’’) for each subscriber of programming. Since the number of subscribers is not determinable until MSO subscriber reports are received, the Company’s management determines a reasonable revenue estimate each reporting month. The Company receives subscriber count reports from MSOs within 60 days following the end of the reporting month. The Company’s estimates are then adjusted to reflect actual revenue earned. While the MSO Agreements govern the terms and conditions between the Company and local cable systems, each local cable system independently makes the decision to distribute the Company’s content. The MSO Agreements provide for an introductory free carriage period in which no subscriber fees are paid to the Company after a system’s launch of the Company’s content. During the introductory free carriage period, no revenue is recorded by the Company for that system. In addition, in most cases, each local cable system has the right to launch or terminate the broadcasting at any time thus making revenue not fixed or determinable until it is received. As such, the Company can not record revenue until the requirements of SAB No. 104 have been met.
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
     Digital Media Advertising Revenue
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

Juniper Content Corporation
Notes to Consolidated Financial Statements
     Contractual arrangements are reviewed regularly for significant revenue recognition judgments, particularly in the area of multiple deliverable elements (“Multiple Element Arrangements”). Where multiple element arrangements exist, contract revenue was allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” For the years ended December 31, 2008 and 2007, the Company had no such multiple element arrangements.
     Programming Rights and Obligations
     The Company accounts for programming rights and obligations in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters” (“SFAS No. 63"). Program rights are recorded as assets, at the gross amount of the related obligations, when the license period begins and the programs are available for broadcasting. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets and included within programming rights. The current portion of the Programming Rights were approximately $265,000 and $153,000, at December 31, 2008 and 2007, respectively. Programming rights that are to be broadcast subsequently are classified as long term, and were approximately $278,000 and $126,000, at December 31, 2008 and 2007, respectively. The program costs are charged to operations over their estimated broadcast periods using the straight-line method since our programming licenses are for unlimited showings and we do not have definitive estimates of the number of showings that will take place over the allowable broadcast period. Program obligations are classified as current or long-term in accordance with the payment terms of the license agreement.
     Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
     Fair Value of Financial Instruments
     For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. Except as disclosed in Note 9, long-term obligations approximate fair value as the interest rates related to such obligations currently approximate market rates. As the interest rate associated with the related party loan (Note 9) was determined to be a below market borrowing rate for the Company, a debt discount was recorded at the time of the Merger. Such debt discount had been amortized using the effective interest method over the life of the loan prior to the Facility Transactions (Note 4).
     Cash and Cash Equivalents

Juniper Content Corporation
Notes to Consolidated Financial Statements
     Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.
     Restricted Cash
     Included in restricted cash on the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007, is cash of $95,291 and $94,092, which is being held to secure the irrevocable letter of credit, related to an office space operating lease. The leased premises were surrendered in February 2009. See Note 13, “Subsequent Events” for a further discussion of the related lease.
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
     Property and Equipment
     Property and equipment are carried at cost and depreciated over the estimated useful lives using the straight-line method of accounting. Major renewals and improvements are capitalized while expenditures for maintenance and repairs are expensed as incurred. Assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the respective accounts and any resulting gain or loss is reflected in the operating results of the respective period. As disclosed in greater detail in Note 4, the Company entered into an exchange transaction with a related party, which closed effectively on November 1, 2008, whereby it exchanged Broadcasting and Studio Equipment with an approximate $2.2 million fair market value (which approximated its net carrying book value) and Series A preferred stock for the extinguishment of related party debt of approximately $3.0 million.
     The estimated useful lives of property and equipment, in service at the beginning of the year, were as follows:

Broadcasting equipment	7 years
Studio equipment	5 years
Programming equipment	3 years
Other equipment	5 years
Furniture & fixtures	7 years
Leasehold Improvements	7 years
     Goodwill
     Under SFAS No. 141, “Business Combinations” (“SFAS No. 142”), goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under SFAS No. 142, “Goodwill and Intangible Assets,” goodwill and other intangibles determined to

Juniper Content Corporation
Notes to Consolidated Financial Statements
have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired. The Company does not have any indefinite lived intangible assets. Goodwill represented Juniper Content’s allocation of the purchase price to acquire Firestone in excess of the fair value of the assets acquired and liabilities assumed at the date of the Merger.
     The goodwill impairment test is an annual two-step process which requires management to make judgments in determining what assumptions to use in its impairment testing. The first step of the process consists of estimating the fair value of the Company’s reporting unit based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting unit, which includes the goodwill. During the fourth quarter of 2008, management conducted the first step of its impairment testing, and determined that the estimated fair value of its reporting unit was less than its carrying value. The second step was subsequently performed in order to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The second step determined that the goodwill’s implied fair value was $0, and we accordingly recorded an approximate $157,000 goodwill impairment charge at December 31, 2008. Management bases fair value estimates on assumptions it believes to be reasonable but such estimates are unpredictable and uncertain. Actual future results may differ from those estimates. In management’s determination of the Company’s implied fair value, it was required to allocate the estimated fair value to the assets and liabilities of the reporting unit. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur and determination of the Company’s cost of capital.
     Impairment of Intangible Assets and other Long-Lived Assets
     In accordance with SFAS No. 144, the Company reviews intangible assets and other long-lived assets for impairment annually if changes in facts and circumstances indicate that the carrying amount of the assets may not be recoverable. Intangible assets arose from the Merger and consist of customers/subscribers lists, marketing related (e.g. trade name, etc.), and contract related assets (contracts/subscribers, favorable lease and employment contracts) that are amortized, on a straight-line basis, over periods of up to 5 years. Other long-lived assets are principally comprised of property, equipment and other related fixed assets. If the carrying amount of these assets exceeds their estimated future undiscounted cash flows, the respective assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds their fair values calculated using discounted cash flows. During the year ended December 31, 2008, the Company determined that certain of its indentified intangible assets and other long lived assets were fully impaired based on revised estimates of future cash flows, and, correspondingly recorded an impairment charge of approximately $7.0 million, of which $6.7 million is included in Continuing Operations and $0.3 million is included in Discontinued Operations. Of the approximate $7.0 million impairment charge, approximately $5.8 million related to the subscriber database, approximately $0.6 million related to marketing related intellectual property, approximately $0.3 million related to

Juniper Content Corporation
Notes to Consolidated Financial Statements
customer related contracts and approximately $0.3 million were associated with employment contracts.
     Deferred Rent
     Rent expense is recognized over the term of the lease on a straight-line basis due to escalating payments on the Company lease. See Note 13, “Subsequent Events”, for a further detailed discussion of events impacting the lease surrender.
     Advertising Expense
     The Company expenses the cost of advertising when incurred. Advertising expense amounted to approximately $460,000 and $444,000 during 2008 and 2007, respectively.
     Net Income (Loss) Per Share
     The Company computes net loss or income per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under SFAS No. 128, basic net loss or income per share is computed by dividing net loss or income by the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period. In periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. During periods of net income, the Company would use the treasury stock method to calculate the weighted average dilutive shares related to “in-the-money” stock options, warrants and other stock based awards, and shares issuable under our Plan.
     Share-Based Compensation
     SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees, directors and consultants based on estimated fair values. Share-based compensation expense recognized under SFAS No. 123(R) is included in selling, general and administrative expenses, and for the years ended December 31, 2008 and 2007 was approximately $342,000 and $465,000, respectively. Such expense consisted exclusively of share-based compensation expense related to stock option grants to employees and members of the board of directors. See Note 7 for additional information. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and

Juniper Content Corporation
Notes to Consolidated Financial Statements
subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.
     Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, “Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and for tax net operating loss and tax credit carry-forwards, while deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     In connection with the Merger the Company has recognized deferred tax liabilities due to differences between the fair value for financial reporting purposes and the historical tax bases of the assets acquired in the Merger.
     The Company has net operating loss carry-forwards available to offset future taxable income, some of which will expire through 2028, subject to limitations. The uses of net operating loss tax carry-forwards of Firestone acquired in the Merger were limited due to the change in ownership of Firestone. Accordingly, due to such limitations on use of Firestone’s net operating loss carry-forwards and Firestone’s history of losses, management believes it is more likely than not that the deferred tax assets acquired in the Merger will not be recognized and have established a valuation allowance to reduce the Firestone deferred tax assets to zero.
     The (“FASB”) issued Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. It is the Company’s policy to record any interest or penalties associated with income taxes to income tax expense. The years subject to potential audit vary depending on the tax jurisdictions. Generally, the Company’s statutes of limitations for tax liabilities are open for tax years ended December 31, 2006 and forward and for Firestone December 31, 2005 and forward. The Company’s major taxing jurisdictions include New York State; Firestone includes Texas. The adoption of FIN No. 48 in 2007 did not have any impact on the Company’s consolidated financial position or results of operations in 2007. As a result of certain stock transactions that have occurred through 2008, the Company has concluded it is more likely than not that there will be a limitation on the use of certain net operating loss carry-forwards. Since deferred tax assets have been fully reserved, there was no effect to the statement of operations; rather, there was a reduction in the deferred tax asset and valuation reserve (See Note 12).

Juniper Content Corporation
Notes to Consolidated Financial Statements
     Registration Payment Arrangements
     The Company accounts for registration rights included in financing agreements in accordance with FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF-00-19-2”). In accordance with EITF 00-19-2, the Company examines the probability that the registration of all shares of common stock in connection with future possible exercises of outstanding warrants or other securities to remain effective. The Company expects the registration of such shares to remain effective and therefore no contingent liability has been recorded as of December 31, 2008.
     Recently Issued Accounting Pronouncements
     In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently in the process of evaluating the impact of the adoption of EITF 07-5 on its results of operations and financial condition, as it related to certain conversion provisions in the convertible notes issued in 2009.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”), to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the effect that the adoption of SFAS No. 161 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS No. 141(R) on January 1, 2009, the application of its provisions will likely have a material impact on the Company’s results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the

Juniper Content Corporation
Notes to Consolidated Financial Statements
consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition or results of operations.
     On October 10, 2008, the FASB issue FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP”). The FSP clarifies the application of FASB Statement No. 157 in a market that is not active. The guidance is primarily focused on addressing how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs does not exist; how available observable inputs in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. The adoption of FSP did not have a material impact on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We adopted SFAS No. 157, effective January 1, 2008, for all financial assets and liabilities and the impact to the consolidated financial statements was immaterial. In accordance with FASB Staff Position No. 157-2, the provisions of SFAS No. 157 are effective for nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008. We are evaluating the impact of adopting the nonfinancial asset and nonfinancial liability provisions of SFAS No. 157, but do not currently expect such adoption, effective January 1, 2009, to have a material impact on our consolidated financial statements.
NOTE 3 — MERGER
     Juniper Content acquired all of the outstanding capital stock of Firestone on January 19, 2007 pursuant to an Agreement and Plan of Merger (“Merger Agreement”). As a result of the Merger, Firestone became a wholly owned subsidiary of Juniper Content.
     The components of the purchase price for Firestone are summarized as follows:

Value of 2,676,127 shares of Common Stock	$6,529,750
Value of warrants	82,000

Total value of equity issued	$6,611,750
Acquisition costs	1,608,390

Total purchase price	$8,220,140

Juniper Content Corporation
Notes to Consolidated Financial Statements
     A final allocation of the purchase price of $8,220,140 of Firestone to the fair values of the assets acquired and liabilities assumed of Firestone on January 19, 2007 was made during the fourth quarter of fiscal 2007.
     The Merger Agreement provided that Firestone’s stockholders would receive up to an additional 500,000 Class W Warrants and 500,000 Class Z Warrants if certain revenue and subscriber targets were attained in 2008. Such targets were not attained and therefore such securities will not be issued to the Firestone stockholders.
NOTE 4 — DISCONTINUED OPERATIONS AND FACILITY TRANSACTIONS
     Pursuant to the Facility Transactions entered into on November 3, 2008, with an effective date of November 1, 2008, the Company discontinued its Network Operations and Production Services businesses based on the asset group’s collective operating losses accumulated from January 20, 2007. The Network Operations and Production Services businesses (“Discontinued Operations”) were a component of the consolidated entity which had clearly distinguishable operating activities and cash flows. The Facility Transactions were effective November 1, 2008, and based on the separable nature of the asset group related to the Network Operations and Production Services qualify for treatment as discontinued operations. Firestone, consummated the transactions contemplated by a lease assignment, three-year sublease agreement, and three-year services agreement with Studios 121, Inc. (“S121”), an affiliate of Raymond K. Mason, the Company’s Former Vice Chairman of the Board. Pursuant to the Lease Agreements, Firestone assigned to S121 all of its rights to the existing lease for Firestone’s facility located in Fort Worth, Texas, which facility is owned by VKM III, LLC, an entity controlled by Mr. Mason. Thereafter, Firestone subleased from S121 at the same location; the rental space was further reduced in February 2009. Pursuant to the Services Agreements, S121 agreed to provide certain uplink and master control management services to Firestone. In connection with the foregoing, the Company assigned its earth station license to S121.
     Firestone and the Company also consummated the transactions contemplated by an Asset Exchange Agreement (“Asset Agreement”) with 12K, LLC (“12K”), an entity controlled by Mr. Mason. Pursuant to the Asset Agreement, Firestone transferred substantially all of the physical assets, with a fair value of approximately $2.2 million, used in connection with Firestone’s operation of its Fort Worth, Texas facility to 12K in exchange for (i) the cancellation of the $2,998,678 principal amount promissory note (“Promissory Note”) held by 12K and (ii) $500,000 face amount of Senior 7% Convertible Series A Preferred Stock (“Preferred Stock”) of the Company or 156.2 shares of Preferred Stock with a fair value of approximately $187,000. The fair market value of the preferred stock was determined by the Company based upon the conversion value and the common share market value immediately prior to the Facility Transaction.
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

Juniper Content Corporation
Notes to Consolidated Financial Statements
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
     The transaction is expected to result in a substantial reduction of Firestone’s operating expenses associated with the facility, including from the reduction of workforce, lease expenses and other operating expenses. Additionally, as the facility was not currently profitable, the economic benefit to the Company is greater than the reduction in expenses described above. The cancellation of the Promissory Note will also result in the elimination of the $2,998,678 principal amount in related party debt and approximately $150,000 in annual interest expense.
     In accordance with SFAS No. 144, the net assets and results of operations of the Facility Transactions have been classified separately as a discontinued operation within the consolidated financial statements for all periods presented. The following tables present key information associated with the net assets and operating results of the discontinued operations for the reporting periods included. Since the extinguishment of the debt was settled with exchange of non-monetary assets, the gain is calculated as the difference between the net carrying amount of debt and the fair value of non-cash assets. Since this transaction occurred between related parties, the net gain is treated as a capital transaction. A gain of $349,597 was reflected as an adjustment to additional paid in capital. The following tables present key information associated with the net assets and operating results of the discontinued operations for the reporting periods:

Juniper Content Corporation
Notes to Consolidated Financial Statements
Assets and Liabilities of Discontinued Operations

	December 31,
	2008	2007
Cash	$—	$—
Receivables	—	3,675
Prepaids and other current assets	—	—

Current Assets	—	3,675

Property, plant and equipment, net	—	2,596,174
Intangible assets, net	—	—
	—

Noncurrent assets	—	2,596,174

Total assets	$—	$2,599,849

Accounts payable	$—	$204,578
Deferred revenue	—	44,847

Total Current Liabilities	—	249,425

Long-term debt, related party, net	—	2,642,585
Deferred tax liability, net	—	216,824

Total Liabilities	$—	$2,859,409

Results of Operations of Discontinued Operations

	For the years ended December 31,
	2008	2007
Revenues	$850,707	$1,086,132

Loss from operations	(2,421,495)	(2,110,478)
Other income (expense):	(212,719)	(228,408)

Loss from discontinued operations before benefit for income taxes	(2,634,214)	(2,338,886)
Benefit for income taxes	(216,824)	(753,685)

Loss from discontinued operations, net of tax benefit	$(2,417,390)	$(1,585,201)

Juniper Content Corporation
Notes to Consolidated Financial Statements
NOTE 5 — PROPERTY AND EQUIPMENT
     At December 31, 2008 and 2007, property and equipment held for use consisted of the following:

	2008	2007
Leasehold improvements	$—	$11,353
Other equipment	30,509	30,589
Furniture and fixtures	—	87,892

Property and equipment	30,509	129,834
Accumulated depreciation and amortization	(8,573)	(10,493)

Property and equipment, net	$21,936	$119,341

     Total depreciation and amortization expense attributable to fixed assets for the years ended December 31, 2008 and 2007 was $28,420 and $14,505, respectively. During the fourth quarter of the year ended December 31, 2008, in conjunction with the Facility Transactions and the Discontinued Operations, described in Note 4, the Company exchanged fixed assets, principally consisting of broadcasting equipment, studio equipment and other related fixed assets, with a net book value of approximately $2.3 million, in partial consideration for the cancellation of a promissory note payable to a related party. The Company also recorded an impairment charge of approximately $102,050 on fixed assets surrendered commensurate with the surrender of a leased rental office space.
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
     The following table summarizes the Company’s goodwill and intangible assets, net, at the dates indicated:

	December 31,
	2008	2007
Goodwill (Note 2)	$—	$157,166
Intangible assets with definite lives, net	171,084	10,160,342

Total goodwill and intangible assets, net	$171,084	$10,317,508

     As mentioned in Note 2, goodwill was fully impaired as of December 31, 2008. At December 31, 2008, intangible assets are comprised of a single employment contract related asset of $171,084 which is being amortized straight-line over the seven month period ending July 31, 2009.

Juniper Content Corporation
Notes to Consolidated Financial Statements
     The following tables summarize the components of the Company’s intangible assets and accumulated amortization during the year ended December 31, 2008:

				Provision for	Provision for
	Estimated			impairment -	impairment -	Net
	Useful Life	Original	Accumulated	Continuing	Discontinued	Carrying
	(Years)	Cost	Amortization	Operations	Operations	Value
Subscribers	5 years	$9,500,000	$3,706,301	$5,793,699	$—	$—
Favorable Lease	5 years	600,000	224,219	—	375,781	—
Customers	5 years	500,000	181,698	71,179	247,123	—
Marketing	5 years	1,000,000	390,137	609,863	—	—
Employment	3 years	1,121,250	702,498	247,668	—	171,084

		$12,721,250	$5,204,853	$6,722,409	$622,904	$171,084

     The following tables summarize the components of the Company’s intangible assets and accumulated amortization during the year ended December 31, 2007:

	Estimated
	Useful Life	Original	Accumulated	Net Carrying
	(Years)	Cost	Amortization	Value
Subscribers	5 years	$9,500,000	$1,806,301	$7,693,699
Favorable Lease	5 years	600,000	114,082	485,918
Customers	5 years	500,000	95,068	404,932
Marketing	5 years	1,000,000	190,137	809,863
Employment	3 years	1,121,250	355,320	765,930

		$12,721,250	$2,560,908	$10,160,342

     As of December 31, 2008, it was determined that the carrying value of all intangible assets, other than one employment contract, were not recoverable and accordingly their respective unamortized values were written off.
     Aggregate amortization expense relating to the above identifiable intangible assets for the years ended December 31, 2008 and 2007 were $2,643,945 and $2,560,908, respectively. Amortization expense associated with continuing operations was $2,467,178 and $2,370,772, respectively. Amortization expense associated with discontinued operations was $176,767 and $190,136, respectively. At December 31, 2008, the estimated future amortization expense is $171,084 for 2009 and $-0- thereafter.
NOTE 7 — SHARE-BASED COMPENSATION
     Stock-Based Compensation Plan
     During the year ended December 31, 2007, the Company’s stockholders adopted the 2006 Long-Term Incentive Plan (the “Plan”) which reserves 600,000 shares of common stock for issuance in accordance with the Plan’s terms.

Juniper Content Corporation
Notes to Consolidated Financial Statements
     The Plan permits the granting of stock options and other stock-based awards to employees, officers, directors and consultants of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock as defined in the Plan and expire no later than ten years from the grant date. The options generally vest in three equal installments commencing on the first anniversary of the date of grant and expire five years from the date of grant. Options granted to Board members vest immediately. Notwithstanding the foregoing, the Board of Directors, as administrator of the Plan, has the discretion to use a different vesting schedule.
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
     Following are the assumptions utilized for option grants for the years presented:

	2008	2007
Volatility	67 – 72%	43 – 72%
Risk free rate	1.26 – 4.27%	3.23 – 4.83%
Expected term (in years)	3.5 – 6	3.5 – 6
Dividend yield	0.00%	0.00%
     Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the years ended December 31, 2008 and 2007, and is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to the Company’s limited history, initial forfeiture assumptions were based upon management’s estimates in 2007 and revised for forfeiture experience in 2008. The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.
     During the year ended December 31, 2008, pursuant to the Plan, 99,500 five-year options and 75,000 ten-year options were granted to employees and members of the Board of Directors. During the year ended December 31, 2008, 281,000 options were forfeited. The following table summarizes information concerning all options outstanding as of December 31, 2008 excluding options that were approved during the period but that were not yet granted.
     Stock-Based Compensation Plan

Juniper Content Corporation
Notes to Consolidated Financial Statements

				Weighted
		Weighted		Average
		Average	Weighted	Remaining
		Exercise	Average	Contractual	Intrinsic
	Options	Price ($)	Fair Value ($)	Life (Years)	Value (1)
Nonvested at December 31, 2006	—	—	—		—
Granted	894,000	3.20	1.11
Forfeited	(32,000)	3.20	1.10

Outstanding at December 31, 2007	862,000	3.20	1.39	3.25	—

Exercisable at December 31, 2007	162,500	3.43	1.48	3.25	—

Nonvested at December 31, 2007	862,000	3.20	1.39		—

Granted	174,500	0.69	0.36
Forfeited	(281,000)	2.73	1.14	—
Outstanding at December 31, 2008	755,500	2.94	—	6.80	—

Exercisable at December 31, 2008	332,000	2.77	—	7.47	—

(1)	All options were out-of-the-money at December 31, 2008 and 2007.
     During the year ended December 31, 2008 and 2007, the Company recognized compensation expense of $342,353 and $465,481, respectively, as a result of options issued to employees, members of the board of directors and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.
     As of December 31, 2008, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows:3

Year ending December 31, 2009	$265,305
Year ending December 31, 2010	63,235
Year ending December 31, 2011	2,607

$331,147

NOTE 8 – COMMITMENTS AND CONTINGENCIES
     Employment Agreements
     Effective as of January 19, 2007, the Company entered into employment agreements with certain officers which provided for base salary, bonus, fringe benefits and the grant of options to purchase the Company’s common stock. The following table sets forth the maximum contractual dollar obligations (exclusive of discretionary bonuses, commissions and annual increases) of the Company under these employment agreements which remain outstanding at December 31, 2008:

Juniper Content Corporation
Notes to Consolidated Financial Statements

Employment Contracts
2009	$450,000
2010	18,750
Thereafter	—

$468,750

     However, the agreements contain provisions that allow for reduced payments upon early termination in certain situations.
     Facility Leases
     Firestone subleases its primary operating facility located in Fort Worth, Texas from S121. The sublease calls for lease payments of $2,400 per month which was subsequently amended for less space in February 2009, amounting to $600 per month.
     Juniper Content entered into an operating lease for office space through May 2012 taking possession in July 2007. The Company surrendered its lease in February 2009 (see Note 13 “Subsequent Events”.) The fixed rent for the premises was approximately $185,000 per annum prior to the February 2009 surrender.
     Future annual minimal obligations for the Firestone facility as of December 31, 2008 are approximately:

2009	$192,320
2010	193,052
2011	192,260
Thereafter	77,083

$654,715

NOTE 9 – RELATED PARTY TRANSACTIONS
     In connection with the Merger, the Company assumed the $2,998,678 principal amount Promissory Note.
     The interest rate associated with the Promissory Note was determined to be a below market borrowing rate for the Company, initially a debt discount of $441,805 was initially recorded at the time of the Merger. Such debt discount had been amortized using the effective interest method over the life of the Promissory Note, prior to November 1, 2008, the date of the Facility Transactions (see Note 4).
     The Promissory Note was settled in November 2008 — see Note 4 “Discontinued Operations and Facility Transactions”. The Promissory Note had an interest rate of 5% per annum. During the years ended December 31, 2008 and 2007, the Company recognized $137,753 and $142,696 of interest expense on the Promissory Note, respectively. The interest expense is included in Discontinued Operations on the accompanying consolidated statement of operations.

Juniper Content Corporation
Notes to Consolidated Financial Statements
     The Facility Transactions yielded a net gain on the extinguishment of the Promissory Note and the exit of the activities, the transaction was consummated with a related party therefore the net-gain was charged to additional paid in capital, and approximated $350,000.
     The Company subleases its primary operating facility from S121, an affiliate of Raymond K. Mason, the Company’s Former Vice Chairman of the Board.
     In a prior year, the Company agreed to pay an affiliate of the Company’s Chief Executive Officer as well as a member of the Company’s Board of Directors at that time, an amount equal to $7,500 per month, for office and administrative services. During the years ended December 31, 2008 and 2007 the Company paid $-0- and $45,000, respectively for such services which have been recognized in selling, general and administrative in the Company’s consolidated statements of operations.
     On December 23, 2008, the Company’s Former Chairman of the Board, Raymond K. Mason transferred to the Company an aggregate of 2,376,696 shares of Common Stock. Additionally, the following securities were also transferred: (i) 20,000 Series B Units, consisting of options to acquire 10,000 shares of Common Stock, and one class W Warrant and one Class Z Warrant, with each warrant providing for the purchase 5,000 shares of Common Stock, and (ii) an aggregate of 39,670 Class W and Class Z Warrants. The total aggregate consideration for the transfer was $1.00. The Company retired these securities.
NOTE 10 — CAPITAL STOCK
     Preferred Stock
     The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.
     Issuance of Series A Convertible Preferred Stock
     On February 29, 2008 and March 18, 2008, the Company issued an aggregate of 690.625 shares of its 7% Series A Convertible Preferred Stock and 690,625 warrants. Of the warrants sold in the private placement, 345,312 (“Class A Warrants”) have an exercise price of $0.01 per share; 172,656 (“Class B Warrants”) have an exercise price of $2.50 per share; and 172,657 (“Class C Warrants”) have an exercise price of $5.00 per share. Each share of Preferred Stock is convertible at the holder’s option for an aggregate of 690,625 shares of common stock. The gross proceeds from the private placement of Preferred Stock were $2,210,000 less the transaction fees of $248,745 resulting in net proceeds of $1,961,255.
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

Juniper Content Corporation
Notes to Consolidated Financial Statements
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
     Pursuant to the Facility Transaction (Note 4), the Company issued 156.2 shares of Preferred Stock on November 3, 2008. The Preferred Stock issued in the transaction had a face value of $500,000. As described above, the shares are initially convertible into 156,200 shares of the Company’s Common Stock.
     Common Stock
     On January 19, 2007 Juniper Content’s stockholders adopted an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 25,000,000 to 35,000,000. As of December 31, 2008 and 2007, there are 3,201,431 and 5,618,127 shares of the Company’s common stock issued and outstanding, respectively. As of December 31, 2008 and 2007, there are 22,250,926 and 20,623,873 authorized but unissued shares of the Company’s common stock available for future issuance, respectively, after appropriate reserves for the issuance of common stock in connection with the Class W warrants and Class Z warrants (representing 7,410,330 shares if all such warrants were exercised), the Plan (representing 600,000 shares that can be issued under the Plan), 350,000 options to the Chief Executive Officer outside the Plan, Class A, B and C warrants and Rebate warrants (representing 787,313 shares if all such warrants were exercised) and the Underwriter’s Purchase Option (“UPO”) issued on July 13, 2005 as part of the Offering (representing 400,000 shares if the UPO was exercised in full).
     Warrants
     The Company has the following common stock warrants outstanding as of:

Juniper Content Corporation
Notes to Consolidated Financial Statements

	2008	2007
	Warrants	Warrants	Exercise Price	Expiration
Founders’ warrants
Class W	812,500	812,500	$5.00	July 12, 2010
Class Z	812,500	812,500	$5.00	July 12, 2012
Warrants issued in connection with IPO
Class W	2,767,665	2,807,500	$5.00	July 12, 2010
Class Z	2,767,665	2,807,500	$5.00	July 12, 2012
Warrants issued in connection with Merger
Class W	125,000	125,000	$5.00	July 12, 2010
Class Z	125,000	125,000	$5.00	July 12, 2012
Warrants issued in connection with private placement
Class A	345,312	—	$0.01	February 28, 2013
Class B	172,656	—	$2.50	February 28, 2013
Class C	172,657	—	$5.00	February 28, 2013
Rebate warrants	96,688	—	$1.00	February 28, 2013

	8,197,643	7,490,000

     The warrants issued to the initial security holders of the Company (the “Founders”) are subject to registration rights. However, if the Company is unable to register the underlying shares it may satisfy its obligations to the initial security holders by delivering unregistered shares of common stock.
     The Class W warrants and Class Z warrants issued in the Offering (the “Public Warrants”) are subject to registration provisions which require the Company to file a registration statement with respect to the shares of common stock underlying the Public Warrants, and to use its best efforts to cause the registration statement to become effective and to maintain its effectiveness. The Public Warrants also provide that the Company is not obligated to deliver any securities upon exercise of a Public Warrant unless a registration statement covering those securities is effective. Under no circumstances is the Company obligated to net cash settle the exercise of a Public Warrant. Upon consummation of the Merger, as part of the consideration payable to the former Firestone shareholders in connection with their sale of Firestone’s Capital Stock, the Company issued 125,000 Class W warrants and 125,000 Class Z warrants to the Firestone shareholders on the same terms and conditions as the Public Warrants.
     Purchase Option
     The Company issued an option on July 13, 2005 as part of the Offering, for $100, to the representative of the underwriters in the Offering, to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 62,500 Series B Units at an exercise price of $16.665 per unit. The Series A Units and Series B Units underlying the option were exercisable in whole or in part solely at the underwriter’s discretion from January 19, 2007 until expiration on July 12, 2010. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. The Class W

Juniper Content Corporation
Notes to Consolidated Financial Statements
warrants and Class Z warrants underlying the Series A units and Series B units within the option are exercisable at $5.50 per share.
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
     Customer Concentrations
     At December 31, 2008, two customers accounted for approximately 24% and 11% respectively, of the accounts receivable balance on the accompanying consolidated balance sheet.
     At December 31, 2008 two customers accounted for approximately 39% and 15% of the Company’s net sales.
     At December 31, 2007, three customers accounted for approximately 34%, 8% and 8% respectively, of the accounts receivable balance on the accompanying consolidated balance sheet.
     At December 31, 2007, three customers accounted for approximately 22%, 20%, and 19% respectively, of the Company’s net sales.
NOTE 12 — TAXES
     The Company accounts for income taxes under the provisions of SFAS No. 109. The (benefit) provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007
Current (benefit) provision:
Federal	$—	$—
State and local	—	—
Deferred (benefit)	(730,519)	(2,456,253)

(Benefit) for income taxes	$(730,519)	$(2,456,253)

     Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.
     The components of deferred tax assets (liabilities) are as follows:

Juniper Content Corporation
Notes to Consolidated Financial Statements

	December 31,
	2008	2007

Deferred tax assets:
Federal carry forward losses	$1,178,533	$4,310,090
State and local carry forward losses	572,869	275,326
Stock compensation	334,339	180,828
Other, net	14,035	4,933

Gross deferred tax assets	2,099,776	4,771,177
Less valuation allowance	(2,039,192)	(1,563,853)

Net deferred tax asset	60,584	3,207,324

Deferred tax liabilities:
Depreciation	(2,415)	(3,924)
Intangibles	(58,169)	(3,933,919)

Net deferred tax liabilities	(60,584)	(3,937,843)

Net deferred tax assets (liabilities)	$(0)	$(730,519)

     At December 31, 2008, the Company has available U.S. federal net operating loss carry-forwards of approximately $3.5 million. The U.S. federal tax loss carry-forwards, if not fully utilized, expire between 2025 and 2028. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carry-forwards. At December 31, 2008, the Company had state and local tax loss carry-forwards of approximately $5 million. As a result of the acquisition, approximately $5.5 million of the Company’s U.S. federal net operating loss carry-forwards are subject to an annual limitation of approximately $275,000 under Internal Revenue Code Section 382 due to the ownership change.
     A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows at December 31:

	2008	2007
Statutory U.S. rate (benefit)	-34.0%	-34.0%
State income taxes, net of federal benefit	0.0%	0.1%
Sale of assets	3.8%	0.0%
Change in valuation allowance	26.3%	0.0%
Non deductible expenses and other	-1.0%	-0.2%

	-4.9%	-34.1%

     The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 did not have a material impact on the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Juniper Content Corporation
Notes to Consolidated Financial Statements

Balance at January 1, 2008	$	- 0 -
Additions for net limitations of operating loss carry-forwards		4,935,697

Balance at December 31, 2008		$4,935,697

     The Company has made a FIN 48 adjustment to reflect the tax benefit that it will more likely than not be unable to utilize due to limitations on its net operating losses. The deferred tax asset at December 31, 2008 will not be completely reduced within the next twelve months. None of the amount, if recognized, would affect the Company’s effective rate. The Company maintains a full valuation allowance on its net operating carry-forwards.
     The Company’s federal and state returns for the years ended December 31, 2007, 2006 and 2005 remain subject to examination. The subsidiary federal and state returns for the years ended December 31, 2007, 2006 and 2005 also remain subject to examination.
NOTE 13 — SUBSEQUENT EVENTS
     Private Placement
     On February 11, 2009, the Company sold $900,000 aggregate principal amount of senior secured convertible notes due August 31, 2009 (“Senior Notes”) in a private placement, the notes are convertible into 900 shares of the Company’s Series B Participating Preferred Stock with a stated value of $1,000 per share, at anytime prior to their maturity at the election of the lender. Of the Senior Notes sold, $750,000 principal amount was purchased by Juniper Venture LLC, a special purpose investment vehicle managed by Centripetal Management, LLC, of which Steven G. Chrust, a Director of the Company, is a senior principal, and $150,000 principal amount was purchased by Hidden Treasurers, Inc., of which Stuart B. Rekant, the Company’s Chairman and Chief Executive Officer, is Chairman and Chief Executive Officer. The Company received net proceeds of approximately $804,000 from this private placement. Concurrently with the private placement, the Company paid to Juniper Venture LLC $52,500 in cash and issued to them five-year warrants (“Rebate Warrants”) to purchase 525,000 shares of the Company’s Common Stock, representing a rebate on the purchase price. The Rebate Warrants have an exercise price of $0.10 per share.
     Lease Surrender
     In February 2009, the Company surrendered its leased office space at 521 Fifth Avenue, New York, New York. The lease expires in May of 2012. Approximately $630,000 is payable under the remaining term of the lease. The Company currently has approximately $95,000 on deposit securing an irrevocable letter of credit related to the lease. The Company intends to seek a settlement and release from the continuing rental payments, however there is no assurance that such settlement and release will be obtained.
     Firestone Facility Lease

Juniper Content Corporation
Notes to Consolidated Financial Statements
     During February 2009, the Company further reduced its operating expenses by reducing the space under the Lease Agreements as described in Note 9 to $600 per month.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April, 2009.

JUNIPER CONTENT CORPORATION

By:	/s/ Stuart B. Rekant
Stuart B. Rekant
Chairman and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stuart B. Rekant Stuart B. Rekant	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 16, 2009

/s/ Herbert J. Roberts Herbert J. Roberts	Senior Vice President, Chief Financial Officer and Secretary (Principal Accounting Officer and Principal Financial Officer)	April 16, 2009

/s/ Steven G. Chrust Steven G. Chrust	Director	April 16, 2009